Form 10-Q
period 2011-02-28
DEWMAR INTERNATIONAL BMC, INC.
filed 2011-04-22
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Feb. 28, 2011

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ____________ to ____________

Commission File Number: 333-164392

Dewmar International BMC Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-10000407
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

132 E. Northside Dr., Suite C
Clinton, Mississippi	39056
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (318) 791-3765

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

As of Feb. 28, 2011, the issuer had 51,200,000 shares of common stock issued and outstanding.

ITEM 1  FINANCIAL STATEMENTS

DEWMAR INTERNATIONAL BMC, INC.
FORMERLY MIRADOR, INC.
BALANCE SHEETS

	Unaudited
	February 28, 2011	November 30, 2010
ASSETS

Current assets
Cash	$215,444	$242,644
Accounts receivable	125,140	115,584
Accounts receivable - related party	7,698	1,758
Inventory	125,140	85,382
Prepaid expenses	4,484	6,689
Total current assets	477,906	452,057

Fixed assets, net	10,977	11,642

Total assets	$488,883	$463,699

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$63,135	$17,300
Accounts payable - related party	2,282	-
Accrued payroll liabilities	271,246	255,942
Current portion of long-term debt	-	5,608
Total current liabilities	336,663	278,850

Notes payable	354,000	384,122

Total liabilities	690,663	662,972

Stockholders' deficit		39,925
Preferred stock; $0.001 par value; 25,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 51,200,000 and 40,000,000 shares
and outstanding, respectively	51,200	40,000
Stock payable	305	-
Subscription receivable	(1,000)	-
Additional paid-in capital	30,195	-
Accumulated deficit	(282,480)	(239,273)
Total stockholders' deficit	(201,780)	(199,273)

Total liabilities and stockholders' deficit	$488,883	$463,699

The accompanying notes are an integral part of these financial statements.

DEWMAR INTERNATIONAL BMC, INC.
FORMERLY MIRADOR, INC.
STATEMENTS OF OPERATIONS

	Unaudited
	For the three months ended
	February 28, 2011	February 28, 2010
Revenues
Sales, net of discounts	$254,098	$227,738
Sales - related party, net of discounts	7,020.00	1,080.00
Cost of goods sold	86,236	166,379
Gross profit	174,882	62,439

Operating expenses
Occupancy and related expenses	5,797	8,859
Marketing and advertising	7,742	9,604
General and administrative	192,599	19,285
Depreciation	665	-
Total operating expenses	206,803	37,748
Loss from operations	(31,921)	24,691

Interest expense	(143)	(1,232)
Interest income	57	30

Loss from operations before income taxes	(32,007)	23,489
Provision for income taxes	-	-
Net income (loss)	$(32,007)	$23,489

Net loss per common share - basic and fully diluted	$(0.00)	$0.00

Weighted average common shares outstanding -
basic and diluted	49,955,556	40,000,000

The accompanying notes are an integral part of these financial statements.

DEWMAR INTERNATIONAL BMC, INC.
FORMERLY MIRADOR, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Stock		Stock	Additional
	Common Stock		Payable	Subscription	Paid-in	Accumulated	Stockholders'	Total
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance, November 30, 2010	40,000,000	$ 40,000	-	$ -	$ -	$ -	$ (239,273)	$ (199,273)

Issuance of stock pursuant to a reverse merger	11,200,000	11,200	-	-	-	-	(11,200)	-

Issuance of stock pursuant to a private placement at $0.10 per share	-	-	305,000	305	(1,000)	30,195	-	29,500

Net loss	-	-	-	-	-	-	(32,007)	(32,007)

Balance, February 28, 2011 (unaudited)	51,200,000	$ 51,200	305,000	$ 305	$ (1,000)	$ 30,195	$ (282,480)	$ (201,780)

The accompanying notes are an integral part of these financial statements.

DEWMAR INTERNATIONAL BMC, INC.
FORMERLY MIRADOR, INC.
STATEMENTS OF CASH FLOWS

	Unaudited
	For the three months ended
	February 28, 2011	February 28, 2010

Cash flows from operating activities:
Net income (loss)	$(32,007)	$23,489
Adjustments to reconcile net income (loss) to net cash
cash provided (used) by operating activities:
Depreciation	665	-
Changes in operating assets and liabilities:
Accounts receivable	(9,556)	84,606
Accounts receivable - related party	(5,940)	-
Inventory	(39,758)	(128,018)
Prepaid expenses	2,205	2,202
Accounts payable and accrued liabilities	45,835	2,669
Accounts payable - related party	2,282	-
Accrued payroll liabilities	15,304	37,805
Net cash provided (used) by operating activities	(20,970)	22,753

Cash flows from financing activities:
Proceeds from notes payable	-	44,340
Principal payments on notes payable	(35,730)	(104,349)
Proceeds from sale of common stock	29,500	-
Net cash used by financing activities	(6,230)	(60,009)

Net change in cash	(27,200)	(37,256)

Cash, beginning of period	242,644	129,532

Cash, end of period	$215,444	$92,276

Supplemental disclosure of cash flow information:
Interest paid	$143	$1,232
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DEWMAR INTERNATIONAL BMC, INC.

FORMERLY MIRADOR, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.

DESCRIPTION OF BUSINESS

Dewmar International BMC, Inc. (“the Company”) launched its Lean Slow Motion Potion™ brand relaxation beverage in September of 2009. Based in Clinton, Mississippi and incorporated in the state of Nevada on March 13, 2009, the Company reflects a brand rooted in hip-hop culture that is influenced by a multitude of iconic rap music artists and high profile professional athletes. The three uniquely formulated Lean flavors consist of a blend of calming herbs with natural sweeteners to provide a better alternative to alcohol or over the counter cough medicines when it’s time to naturally unwind. After a difficult day – Lean. When you need to relax – Lean.

The Company has identified the need for a relaxation beverage in response to a lack of market presence for such a product. In contrast to the multiple energy drinks that exist today, the Company’s Lean Slow Motion Potion™ elicits a different kind of mindset. Lean is the first non-alcoholic beverage of its kind that is derived from more than a decade of research, and that helps consumers relax after a hard day’s work, play, school or at bedtime. The drink’s premium relaxation formula was developed by a registered pharmacist with a commensurate understanding of the trends of urban sub-drug culture that has potential to harm communities. Lean is a safe and satisfying mix of pharmaceutical grade herbs and syrup-based flavors to give the consumer “functional relaxation.” Lean additionally features a unique link to rap and hip-hop music and culture, which is reflected in its marketing.

The Company uses a variety of marketing channels to promote its relaxation beverage. Creating a sales force to secure partnerships with distributors has been essential to generating recognition at the retail level. The Company additionally offers its distributors brand manager personnel support, marketing materials including posters, cooler stickers, and other point-of-sale items. This will comprise half of the Company’s overall marketing budget. To brand the product among consumers, the Company has allocated 20% of its budget to radio promotions, 10% toward online marketing and social networking, and nominal amounts for billboard and promotion vehicle. The Company will additionally hire celebrities to the promote the brand and will pay them a promotional services fee ranging from ten cents up to fifty cents per case (1% to 5% of the case cost) sold in varying markets where the celebrity’s likeness is used.

On December 10, 2010, the Company entered into an Exchange Agreement with Mirador, Inc. (“Mirador”), a publically traded company.  Pursuant to the terms of the Exchange Agreement, the Company was acquired by Mirador in exchange for an aggregate of 40,000,000 newly issued shares of the Company’s common stock, par value $0.001 per share, resulting in an aggregate of 51,200,000 shares of the Company common stock issued and outstanding. As a result of the Exchange Agreement, the Company became a wholly-owned subsidiary of Mirador. The Company shares were issued to the shareholders on a pro rata basis, on the basis of the shareholder interests of the Company held by such shareholders at the time of the Exchange.

As a result of the ownership interests of the former shareholders of Mirador, for financial statement reporting purposes, the merger between the Company and Mirador has been treated as a reverse acquisition with the Company deemed the accounting acquirer and Mirador deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of the Company (the accounting acquirer) are carried forward to Mirador (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of Mirador and the assets and liabilities of the Company which are recorded at historical cost. The equity of Mirador is the historical equity of the Company retroactively restated to reflect the number of shares issued by Mirador in the transaction.

Mirador had no operations for the periods ended February 28, 2011 and 2010 and, as a result, the statements of operations of the Company for the three months then ended would not have been impacted  with respect to the presentation of proforma financial statements.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

DEWMAR INTERNATIONAL BMC, INC.

FORMERLY MIRADOR, INC.

NOTES TO THE FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory - Inventory is stated at the lower of first-in, first-out (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to Cost of Goods Sold during the period spoilage is incurred.

Fixed Assets - Leasehold improvements, property and equipment are stated at cost less accumulated depreciation.  Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized.  The cost of repairs and maintenance is expensed as incurred.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 10 years.  Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in ”Gain or Loss from Operations”.

The estimated useful lives are:

Leasehold improvements and buildings	5-20 years
Furniture and fixtures	3-10 years
Equipment	3-7 years

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Long-Lived Assets - Long-lived assets are evaluated when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets will be written down to fair value.

Revenue Recognition Policy - Revenue from sales is recognized when products are sold.  The Company reduces revenue by sales returns and sales discounts.

Costs and expenses are recognized during the period in which they are incurred.

Advertising Expense - The Company recognizes advertising expense as incurred.  The Company recognized advertising expense totaling $7,742 and $9,604 for the three months ended February 28, 2011 and 2010, respectively.

Research and Development - The Company may engage in a variety of research and development activities. These activities would primarily involve the development of new products, improvement of existing products, improvement and the modernization of the production processes, and the development and implementation of new technologies to enhance the quality and value of both current and future product lines.  Consumer research is excluded from research and development costs and included in marketing costs.

Income Taxes - The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of February 28, 2011 and November 30, 2010, the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

DEWMAR INTERNATIONAL BMC, INC.

FORMERLY MIRADOR, INC.

NOTES TO THE FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Compensation - In December 2009, the FASB issued FASB ASC 718, “Share-Based Payment”, which requires all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on the grant date fair value of the awards.  Compensation expense is generally recognized over the vesting period.

Earnings (Loss) per Share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stock during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For the periods ended February 28, 2011 and 2010, the Company had no common stock equivalent shares which were considered antidilutive and excluded from the earnings (loss) per share calculations.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  No amounts were in excess of the federally insured program for the periods ended February 28, 2011 and November 30, 2010.

Concentration of Risk - The Company’s operations and future business model are dependent in a large part on the Company’s ability to execute its business model.  The Company’s inability to meet its sales objectives may have a material adverse effect on the Company’s financial condition.

Geographic Concentration - As of February 28, 2011, most of the Company’s sales are derived from beverage distributors located in the Southern region of the United States.  This concentration of sales may have a negative impact on total sales in the event of a decline in the local economies.

Insurance Liability - The Company maintains insurance policies for general liability and property damage.  Pursuant to these policies, the Company is responsible for losses up to certain limits and is required to estimate a liability that represents the ultimate exposure for aggregate losses below those limits.  No liability exists as of February 28, 2011 and November 30, 2010, but in the event a liability is incurred, the amount will be based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date.  Any future estimated liability may not be discounted and may be based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.  If actual trends differ from the estimates, future financial results could be impacted.

Subsequent Events - The Company has evaluated subsequent events through April 21, 2011, the date it filed its report for the period ended February 28, 2011 with the SEC.

New Accounting Pronouncements - In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

DEWMAR INTERNATIONAL BMC, INC.

FORMERLY MIRADOR, INC.

NOTES TO THE FINANCIAL STATEMENTS

3.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $32,007 for the period ended February 28, 2011, and has accumulated net losses totaling $282,480 since inception.  The Company’s operating results are also subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace.

These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise capital through equity financing. Management believes this will be sufficient to augment the cash flow it receives from product sales and finance the continuing development for the next twelve months.

4.

INVENTORY

Inventory at February 28, 2011 and November 30, 2010 consisted of finished goods in the amounts of $64,891 and $60,551 and raw materials in the amounts of $60,249 and $24,831, respectively.

5.

FIXED ASSETS

Fixed assets consisted of the following as of February 28, 2011 and November 30, 2010:

	February 28, 2011	November 30, 2010
Vehicles	$13,305	$13,305
Less: accumulated depreciation	(2,328)	(1,663)
Fixed assets, net	$10,977	$11,642

Depreciation expense for the periods ended February 28, 2011 and 2010 totaled $665 and $-0-, respectively.

6.

ACCRUED PAYROLL LIABILITIES

On January 1, 2009, the Company executed a six year employment agreement with Marco Moran for the position of Chief Executive Officer.  The Company has accrued an annual salary of $120,000 for Mr. Moran.

On November 20, 2009, the Company executed an employment agreement with DeWayne McKoy for the position of Chief Operating Officer. Mr. McKoy’s employment contract terminated on February 6, 2011. Under the terms of the employment contract, Mr. McKoy received an annual salary of $80,000.

As of February 28, 2011 and November 30, 2010 the Company had accrued payroll liabilities in the amounts of $271,246 and $255,942, respectively.

7.

NOTES PAYABLE

On June 5, 2009, the Company executed an unsecured promissory note for $62,833 with an unrelated third party.  The loan bears 8.5% interest and is due on October 11, 2011.  As of December 2010, the balance of the note was paid in full.

DEWMAR INTERNATIONAL BMC, INC.

FORMERLY MIRADOR, INC.

NOTES TO THE FINANCIAL STATEMENTS

7.

NOTES PAYABLE (continued)

On August 3, 2009, the Company executed an agreement with an unrelated third party which provides for the payment of raw goods directly to suppliers by the agreement holder.  The agreement bears interest at a rate of $2.00 per case for all product sold to distributors within the state of Texas and $2.50 per case for all product sold to distributors outside the state of Texas.  The Company also agreed that any product purchased by the agreement holder may be charged against any outstanding interest payments owed. As of February 28, 2011 and November 30, 2010, the principle and interest amounts due under the agreement were $354,000 and $354,000, respectively, and are due on demand.

On April 28, 2010, the Company executed a promissory note for $13,305 with Regions Bank.  The loan is secured by the company vehicle and requires monthly payments in the amount of $1,135.  The loan bears 4.45% interest and is due on April 22, 2011.  As of February 2011, the balance of the note was paid in full.

8.

INTEREST INCOME AND EXPENSE

Interest income for the periods ended February 28, 2011 and 2010 totaled $118 and $30, respectively.

Interest expense for the periods ended February 28, 2011 and 2010 totaled $143 and $1,232, respectively.

9.

STOCKHOLDERS’ EQUITY

On December 10, 2010, the Company entered into an Exchange Agreement with Mirador, Inc. (“Mirador”), a publically traded company, to sell its outstanding 75,000 shares of common stock in exchange for 40,000,000 shares of Mirador common stock.  At the closing of the Exchange Agreement, the Company became a wholly-owned subsidiary of the Mirador selling its business and operations of to Mirador.

During the quarter ended February 28, 2011, the Company sold 305,000 shares of common stock pursuant to a private placement memorandum at $0.10 per share for total proceeds of $30,500.  As of February 28, 2011, these shares had not been issued and are recorded as stock payable.

As of February 28, 2011, the Company had subscriptions receivable in the amount of $1,000.

10.

RELATED PARTY TRANSACTIONS

During the periods ended February 28, 2011 and 2010, the Company engaged with a distributor that is wholly-owned by the Company’s CEO, Marco Moran.  The distributor is responsible for shipping out product samples, transferring small quantities of product to local distributors and for the fulfillment of online sales orders.  As of February 28, 2011 and 2010, the Company recorded net product sales in the amounts of $7,020 and $1,080, respectively, to the related party distributor and accounts receivable in the amounts of $7,698 and $1,758, as of February 28, 2011 and November 30, 2010, respectively.

As of February 28, 2011, the Company had a payable due to Marco Moran, CEO, in the amount of $2,282 for an advance of various operating expenses.

11.

LEGAL PROCEDINGS

In January 2011, a claim was filed against the Company in the 23rd Judicial District Court in the State of Louisiana alleging breach of contract. The claimant is seeking unspecified damages. The Company is in the process of filing a response refuting the factual allegations contained in the claim.  While the results of this matter cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of this matter will not have a material adverse effect on the Company’s financial position, result of operations or cash flows.  The Company intends to vigorously defend the allegations and has not recorded a liability as of February 28, 2011.

DEWMAR INTERNATIONAL BMC, INC.

FORMERLY MIRADOR, INC.

NOTES TO THE FINANCIAL STATEMENTS

12.

COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.  The Company is not aware of the existence of any such matters at February 28, 2011, and has not provided for any such contingencies, accordingly.

13.

SUBSEQUENT EVENTS

In March 2011, the Company sold 133,000 shares of common stock pursuant to a private placement memorandum at $0.10 per share for total proceeds of $13,300.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

Dewmar International BMC, Inc. (also referred to as “the Company”) is an existing business that launched its Lean Slow Motion PotionTM brand relaxation beverage in September of 2009.  Based in Clinton, Mississippi and registered in the state of Nevada, the Company reflects a brand rooted in hip-hop culture that is influenced by a multitude of iconic rap music artists and high profile professional athletes.  The three uniquely formulated Lean flavors consist of a blend of calming herbs with natural sweeteners to provide a better alternative to alcohol or over the counter cough medicines when it’s time to naturally unwind.  After a difficult day – Lean.  When you need to relax – Lean.

The soft drink industry has generated more than $40 billion annually since 2002 and is projected to grow to nearly $47 billion by 2015.  Although the “get your lean on” cultural phenomenon is relatively young, several companies have already ventured into the market in recent years with beverages in an attempt to capture the market.  The Company’s research reveals that consumers are seeking a beverage in this category that is tied closely with hip-hop and rap, has strong physical affects without the dangerous side effects of cough-syrup laced drinks, and is available in multiple flavors.  Dewmar International BMC is perfectly positioned to lead this market with its Lean Slow Motion PotionTM beverages, providing a safe alternative for people who want to “get their lean on” without consuming dangerous or potentially harmful chemicals.

Dewmar International BMC uses a variety of marketing channels to promote its relaxation beverage.  Creating a sales force to secure partnerships with distributors has been essential to generating recognition at the retail level.  The Company additionally offers its retailers marketing materials including posters, display racks, and other point-of-sale items.  This will comprise half of the Company’s overall marketing budget.  To brand the product among consumers, the Company has allocated 20% of its budget to radio promotions, 10% toward online marketing and social networking, and nominal amounts for billboard and promotion vehicle.  The Company will additionally hire celebrities to the promote the brand and will pay them a promotional services fee ranging from ten cents up to fifty cents per case (1% to 5% of the case cost) sold in varying markets where the celebrity’s likeness is used.

Dewmar International BMC has identified the need for a relaxation beverage in response to a lack of market presence for such a product.  In contrast to the multiple energy drinks that exist today, the Company’s Lean Slow Motion PotionTM elicits a different kind of mindset.  Lean is the first non-alcoholic beverage of its kind that is derived from more than a decade of research, and that helps consumers relax after a day’s work or at bedtime.  The drink’s premium relaxation formula was developed by a registered pharmacist with a commensurate understanding of the demands of street life.  Lean is a safe and satisfying mix of pharmaceutical grade herbs and syrup-based flavors to give the consumer “functional relaxation.”  Lean additionally features a unique link to rap and hip-hop music and culture, which is reflected in its marketing.

With a clear brand identity and current roster of distribution partners, the Company earns revenue through the wholesale of its products.  The Company also generates revenue by offering advertising space on its cans and on its website.  Dewmar International BMC specifically offers three packages – a platinum package, gold package, and silver package that offer advertisers different levels of marketing.  From among these packages, customers can choose whether they’d like to place banners ads on the Company’s website or have their name, logo, and website featured on a Lean can, among other options.

Dewmar has recently begun DSD Network of America, Inc.  The DSD Network of America, Inc. (“DSD”) is a distributor of beverages, foods and snacks to wholesalers, cash & carries, jobbers and other distributors throughout the continental United States.  Additionally, the DSD manufactures its own line of beverages, foods and snacks to be sold to a myriad of other distributor networks for national and international dissemination.

The DSD enlists the aid of a collective group of national salespersons and brokers who currently work strictly on a commission basis to receive orders from wholesale customers for name brand items such as  Hi Five kids drinks, Downie Brownies, a variety of potpourri incense and a number of additional baked goods, candies and perishable items.  The independent team of brokers and salespersons are managed by Maverick Marketing of Papillion, Nebraska who provide constant monitoring of sales, submission of purchase order forms, and tracking of inventories on behalf of the DSD at a commission rate of Five (5%) of gross sales.

The primary long term goal of the DSD is to continue adding new quality and in-high-demand food, beverage and snack product lines to its repertoire for national or international distribution.  Furthermore, the DSD plans to expand its sales force which will allow the DSD to reach more wholesale accounts throughout the United States at a much faster rate. The DSD plans to constantly negotiate exclusive brand distribution contracts and agreements on select products that will give it a competitive market advantage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $32,007 for the three months ended Feb. 28, 2011, compared with a net income of $23,489 for the three months ended Feb. 28, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of Feb. 28, 2011 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 8K filed April 1, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 10, 2010, Mirador entered into an exchange agreement to purchase 80% of the outstanding shares of Dewmar International BMC, Inc. in exchange for 40,000,000 common shares of Mirador, Inc. stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 20, 2011

Dewmar International BMC, Inc.
Registrant

By: /s/ Marco Moran
Marco Moran Chairman of the Board Chief Executive Officer