Form 10-K
period 2010-06-30
DEWMAR INTERNATIONAL BMC, INC.
filed 2011-08-05
CIK 1474459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

Commission file number: 333-164392

DEWMAR INTERNATIONAL BMC, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-10000407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

132 E. Northside Dr. Ste. C Clinton, MS 39056
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 601-488-4360

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

For the year ended June 30, 2010, the issuer had no revenues.

As of June 30, 2010, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 30, 2010 was 10,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Dewmar International BMC, Inc.

Form 10-K Annual Report
Table of Contents

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 8.	Financial Statements and Supplementary Data	11
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	11
Item 9A(T).	Controls And Procedures	11
Item 9B.	Other Information	11
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	12
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
Item 13.	Certain Relationships and Related Transactions, and Director Independence	13
Item 14.	Principal Accountant Fees and Services	13
PART IV
Item 15.	Exhibits and Financial Statement Schedules	14

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Dewmar International BMC, Inc.

PART 1

ITEM 1. BUSINESS.

We were incorporated on September 17, 2009 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations date. Other than issuing shares to its original shareholder, we never commenced any operational activities.

We were formed by Stephen A. Schramka, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

Mr. Schramka, elected to commence implementation of our principal business purpose, described below under “Plan of Operation". As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate. The Company must locate a merger or acquisition candidate within 18 months of the effectiveness of this registration or refund investors funds as described herein. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company.

The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We do not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

Number of Total Employees and Number of Full Time Employees

We are currently in the development stage. During this development period, we plan to rely exclusively on the services of our officer and director who will devote between 10 to 30 hours a month to establish business operations and perform or supervise the minimal services required at this time. We believe that our operations are currently on a small scale and manageable by us. There are no full or part-time employees. The responsibilities are mainly administrative at this time, as our operations are minimal.

ITEM 1A. RISK FACTORS.

LACK OF BLANK CHECK EXPERIENCE MAY LIMIT BUSINESS COMBINATIONS OR RESULT IN POOR ANALYSIS. Our officer has not served as an officer or director of a development stage company with the business purpose of acquiring a target business. His inexperience may affect his ability to adequately evaluate and successfully consummate a business combination.

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS.. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the issuer in a blank check offering is required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, we are required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must be given no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to remain investors or require the return of their investment funds. Any investor not making a decision within said period is automatically to receive a return of his investment funds.

Although investors may request the return of their investment funds in connection with the reconfirmation offering required by Rule 419, the Company's shareholders will not be afforded an opportunity specifically to approve or disapprove any particular transaction involving the purchase of Shares from management.

PROHIBITION TO SELL OR OFFER TO SELL SHARES IN ESCROW ACCOUNT MAY LIMIT LIQUIDITY. According to Rule 15g-8 as promulgated by the S.E.C. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it shall be unlawful for any person to sell or offer to sell Shares (or any interest in or related to the Shares) held in the Rule 419 escrow account other than pursuant to a qualified domestic relations order or by will or the laws of descent and distribution. As a result, contracts for sale to be satisfied by delivery of the Deposited Securities (e.g., contracts for sale on a when, as, and if issued basis) are prohibited.

DISCRETIONARY USE OF PROCEEDS; "BLANK CHECK" OFFERING LEADS TO UNCERTAINTY AS TO FUTURE BUSINESS SUCCESS. As a result of management's broad discretion with respect to the specific application of the net proceeds of this offering, this offering can be characterized as a "blank check" offering. Although substantially all of the net proceeds of this offering are intended generally to be applied toward effecting a Business Combination, such proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. There can be no assurance that determinations ultimately made by us relating to the specific allocation of the net proceeds of this offering will permit us to achieve its business objectives. See "Proposed Business."

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS MAY LIMIT BUSINESS COMBINATIONS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as us, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, our selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS RESULTS IN NO ASSURANCE OF SUCCESS. We have no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS RESULTS IN NO ASSURANCE OF SUCCESS. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intends to seek business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of the our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

NO ACTIVE TRADING MARKET MAY MEAN THE SHARES ARE ILLIQUID. The Company plans to have the stock listed on the OTC. There is no guarantee of active or any trading market will develop.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS MAY LIMIT POSSIBLE BUSINESS COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. There are relatively low barriers to entry and there is relative ease with which new competitors may enter the market as a blank check or shell company.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluations. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original shareholder, we never commenced any operational activities. Our search for acquisition or merger candidates is largely limited to word of mouth as any advertising could be deemed general solicitation therefore limiting the number of merger/acquisition candidates who may learn of our company. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, Mr. Schramka anticipates devoting between 10 to 30 hours per month to our business. Our officer has not entered into written employment agreements with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of our officer and director, loss of the services of any of these individuals would adversely affect our development of our business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST – MAY RESULT IN A LOSS OF BUSINESS. Our officer and director may in the future participate in other business ventures which compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officer and directors is involved in the management of any firm with which we transact business. The Company's Board of Directors has adopted a resolution which prohibits us from completing a merger with, or acquisition of, any entity in which our management serve as officer, director or partner, or in which he or his family members own or hold any ownership interest. We are not aware of any circumstances under which this policy could be changed while current management is in control of the Company. Stephen A. Schramka our sole officer and director is as of the date of this prospectus no participating in any other blank check business ventures. The sole officer and director will have absolute control over all matters requiring stockholder approval. See "DIRECTORS, EXECUTIVE OFFICERS"

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

ADDED COSTS OF BEING A PUBLIC COMPANY MAY DELAY OR PRECLUDE ACQUISITION. The Company will face the added costs of being a public company, including the costs associated with the disclosure and accounting controls that the company will be required to comply with under the Sarbanes-Oxley Act of 2002. As such this may limit acquisition possibilities or cause the company to cease business prior to the completion of any acquisition.

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REFLECTING THAT WE MAY HAVE DIFFICULTY CONTINUING OPERATIONS.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might reduce the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION MAY LIMIT BUSINESS COMBINATIONS. We have neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by us. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION MAY LIMIT FUTURE BUSINESS. Our proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, our activities will be limited to those engaged in by the business opportunity which we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

POSSIBLE INVESTMENT COMPANY ACT REGULATION MAY INCREASE COSTS. Although we will be subject to regulation under the Securities Exchange Act of 1933, we believe will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT MAY RESULT IN UNCERTAIN MANAGEMENT FUTURE. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest. Any such business combination may require our management to sell or transfer all or a portion of the common stock held by them, or resigns as members of the Board of Directors of the Company. The resulting change in control of could result in removal of our present officer and director, and a corresponding reduction in or elimination of his participation in our future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION MAY RESULT IN DILUTION. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and would most likely result in a change in control or management.

DISADVANTAGES OF BLANK CHECK OFFERING MAY DISCOURAGE BUSINESS COMBINATIONS. We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to provisions regarding the registration of securities which require full disclosure of our business, management and financial statements. Any entity that enters into a business combination with us will be required to comply with the various federal and state securities laws, including laws and regulations relating to the registration of securities. In addition the blank check company may be required to meet reporting requirements for up to 18 months prior to the completion of an acquisition and investors will have no access to their shares or any method of liquidity until such acquisition and reconfirmation offering is completed.

FEDERAL AND STATE TAXATION OF BUSINESS COMBINATION MAY DISCOURAGE BUSINESS COMBINATIONS. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. We believe that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

BLUE SKY CONSIDERATIONS MAY LIMIT SALES IN CERTAIN STATES. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and we have no current plans to register or qualify its shares in any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon new investors to purchase the securities which could reduce the size of the potential market. As a result of recent changes in federal law, non-issuer trading or resale of our securities is exempt from state registration or qualification requirements in most states. However, some states may continue to attempt to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for our securities to be a limited one.

BUSINESS ANALYSIS BY NON PROFESSIONALS MAY INCREASE THE RISK OF POOR ANALYSIS. Analysis of business operations will be undertaken by our sole officer and director who is not a professional business analyst. Thus the depth of such analysis may not be as great as if undertaken by a professional which increases the risk that any merger or acquisition candidate may not continue successfully.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of June 30, 2010, there were 16 outstanding comments on the company’s S-1.

ITEM 2. PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property As of June 30, 2010, we use a corporate office located at 420 Nellis Blvd. Ste 131, Las Vegas, Nevada 89110. (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None for the period ended June 30, 2010.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of July 31, 2011 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of July 31, 2011, there were 60 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION

We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. Our sole officer, director, promoter nor any affiliates thereof have not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this registration statement.

We have no full time employees. Mr. Schramka has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our plan can be implemented by our officer devoting approximately 10 to 30 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

We are filing this registration statement on a voluntary basis because our primary attraction as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

Our Articles of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The primary method we will use to find potential merger or acquisition candidates will be word of mouth to locate companies which are looking to merge with a public shell. Mr. Schramka will negotiate an acquisition on the basis of the best interests of the shareholders including himself. Mr. Schramka will not sell any of his shares until after the completion of the primary offering.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officer and director has not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officer, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merger with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

While not especially experienced in matters relating to the Acquired/Merged business, we will rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing the business purposes. It is not anticipated that any outside consultants or advisors, other than our legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, we have never used outside consultants or advisors in connection with a merger or acquisition.

We will not restrict our search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. We do not have any plans to conduct any offerings under Regulation S.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders will no longer be in control of our Company. In addition, our director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that our principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Any terms of sale of the shares presently held by our officer and director will be also afforded to all our other shareholders on similar terms and conditions. The policy set forth in the preceding sentence is based on an understanding of management, and we are not aware of any circumstances under which this policy would change while he is still our officer and director. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax- free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code").

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Our officer and shareholder has verbally agreed that he will advance any additional funds which may be needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no dollar cap on the amount of money which such persons will advance to us. We will not borrow any funds from anyone other than its current shareholder for the purpose of repaying advances made by the shareholder, and we will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

The Board of Directors has passed a resolution which prohibits us from completing an acquisition or merger with any entity in which our Officer, Director and principal shareholder or his affiliates or associates serve as officer or director or hold any ownership interest. We are not aware of any circumstances under which this policy, through their own initiative may be changed. The sole officer and director will have absolute control over all matters requiring stockholder approval.

There are no arrangements, agreements or understandings between non-management individuals and us under which non-management can conduct the Company's affairs.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2010 or July 31, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2010 or July 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2010:

Name	Age	Position	Period of Service(1)
Stephen A. Schramka (2)	57	President, Secretary, Treasurer, and Director	Inception September 17, 2009 to Current

Notes:

(1) Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

(2) Stephen A. Schramka has outside interests and obligations to other than Mirador, Inc. He intends to spend approximately 10 to 30 hours per month on our business affairs.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Stephen A. Schramka, CEO, CFO, President, Secretary, Treasurer, Director

Stephen A. Schramka. Age 57

1976

Undergraduate degree in accounting and Social Studies from Cardinal Stritch University, Fox Point, WI.

1990

Undergraduate degree in Accounting from Lakeland University, Sheboygan, WI

1996

Certified Financial Planner designation from the College of Financial Planning, Denver, CO

2000

MBA with concentration in Finance from Concordia University, Mequon, WI.

Employment

1979-1998

Shareholder in a privately-held corporation operating a chain of eight funeral homes in Wisconsin

1998-2002

General Manager with Service Corporation International for eight-location funeral home operation

2003-2005

Sales Manager for State of Wisconsin Insurance Product Sales for Service Corporation International

2006-2008

Financial Advisor at UBS Financial Service Wealth Management, Phoenix, AZ

2008-2010

Financial Advisor at Merrill Lynch Phoenix, AZ. Also currently self employed as an independent financial consultant working with the US Military

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Stephen Schrmaka is our sole officer and director. Mr. Schramka does not receive any regular compensation for his services rendered on our behalf. Mr. Schramka did not receive any compensation during the years ended June 30, 2010 and 2009. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class
Stephen A. Schramka	Common Stock	10,000,000	100%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of June 30, 2010, our Board of Directors consist solely of Stephen Schramka. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Company is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam Kan & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $1,500 in 2009 and $3,800 for the 2010 fiscal year.

Audit-Related Fees

There were no fees billed by Sam Kan & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended June 30, 2010 and 2009, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Company for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2010 and 2009, respectively.

There were no fees billed by Sam Kan & Company for other products and services for the fiscal years ended June 30, 2010 and 2009, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sam Kan & Company)

•	Balance Sheets at June 30, 2010

•	Statements of Operations from Sept. 19, 2009 to June 30, 2010.

•	Statements of Changes in Shareholders’ (Deficit) Equity for the period from Sept. 19, 2009 (Date of Inception) to June 30, 2010

•	Statements of Cash Flows from Sept. 19, 2009 to June 30, 2010

•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

__________________

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dewmar International BMC, Inc.

Date: August 3, 2011

By: /s/ Marco Moran
Marco Moran, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 3, 2011

By: /s/ Marco Moran
Marco Moran, President and Director
(Principal Executive Officer)

Date: August 3, 2011

By: /s/ Marco Moran
Marco Moran, Chief Financial Officer
(Principal Financial and Accounting Officer)

DewMar International BMC, Inc.

(f.k.a. MIRADOR, INC.)

(A Development Stage Company)

Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

DewMar International BMC, Inc.

(f.k.a. MIRADOR, INC.)

 (A Development Stage Company)

Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheet of DewMar International BMC, Inc., (f.k.a. Mirador, Inc.) (the Company), as of June 30, 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from the date of inception on September 19, 2009 to June 30, 2010 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010, and the results of its operations and cash flows for the period from the date of inception on September 19, 2009 to June 30, 2010 then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company,

August 2, 2011

Alameda, California

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Balance Sheet

June 30,
2010
ASSETS

Current assets
Cash and cash equivalents	$899
Total current assets	899

Intangible assets
Organization costs, net of accumulated amortization	250
Total Intangible assets	250

Total assets	$1,149

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Loan from shareholder	$100
Total current liabilities	100

Total liabilities	100

Stockholders' (Deficit) Equity
Common Stock: $.001 par value, 75,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2010	10,000
Accumulated deficits	(8,951)
Total stockholders' (deficit) equity	1,049

Total liabilities and stockholders' (deficit) equity	$1,149

See accompanying notes to financial statements

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Statement of Operation

For the Period from Inception on September 19, 2009 to June 30, 2010

Revenue	$-

Expenses
General and administrative	8,951
Total expenses	8,951

Net loss	$(8,951)

Basic loss per common share	$(0.00)

Weighted average shares outstanding	10,000,000

See accompanying notes to financial statements

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, September 19, 2009 (Inception)
Common stock issued for cash	-	$-	10,000,000	$10,000	$-	$10,000
Net Loss, Period ended June 30, 2010					(8,951)	(8,951)
Balance, June 30, 2010	-	-	10,000,000	$10,000	$(8,951)	$1,049

See accompanying notes to financial statements

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Statement of Cash Flow

For the Period From September 19, 2009 (Inception) to June 30, 2010
Cash flows from operating activities
Net loss	$(8,951)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	50
Net cash used in operating activities	(8,901)

Cash flows from investing activities
Organization costs	$(300)
Net cash used by investing activities	(300)

Cash flows from financing activities
Loan from shareholder	$100
Proceeds from sale of stock	10,000
Net cash provided by financing activities	10,100

Net change in cash	899

Cash at beginning of period	-

Cash at end of year	$899

Supplemental cash flow Information:
Cash paid for interest	-
Cash paid for income taxes	$-

See accompanying notes to financial statements

DewMar International BMC, Inc.

(f,k.a Mirador, Inc.)

(A Development Stage Company)

Notes To Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of DewMar International BMC, Inc., (f.k.a Mirador, Inc.) (the “Company”), a company organized in the state of Nevada (A Development Stage Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

Mirador, Inc. (the Company) was incorporated in the State of Nevada on September 19, 2009. The company is a development stage company with the principal business objective of consummating an acquisition or merger. The Company has been in the developmental stage since inception and has no operating history other than organizational matters. On March 24, 2011, Mirador, Inc. changed its name to DewMar International BMC, Inc.

The primary activity of the Company currently involves seeking companies to merge or acquire. The Company has not selected any companies as acquisition targets and does not intend to limit potential candidates to particular location. The Company’s plans are in the conceptual stage only.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $899 cash and cash equivalent as of June 30, 2010.

Advertising

Advertising expenses are generally expensed as incurred and are included in general and administrative expenses. As of June 30, 2010, since there was no operating activity, the company had no advertising expense.

Revenue and Cost Recognition

The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, management’s estimates of the recoverability of the amounts due to the Company could be overstated, which could have a negative impact on operations. Since the Company has been in the developmental stage since inception and has no operations to date, there was no accounts receivable as of June 30, 2010.

Legal and Professional Expenses

Legal and professional expenses are generally expensed as incurred and are included in the general and administrative expenses in the accompanying statement of operations for the inception period of September 19, 2009 to June 30, 2010. As of June 30, 2010, there is a total of $3,000 incurred for setting up the Company and audit purpose.

DewMar International BMC, Inc.

(f,k.a Mirador, Inc.)

(A Development Stage Company)

Notes To Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stockholders’ Equity: Common and Preferred stock

The Company's articles of incorporation provide for the authorization of seventy-five million (75,000,000) shares of common stock with par values of $0.001 and no shares of preferred stock. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of June 30, 2010 the Company had 10,000,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

Basic Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Accounting for Earnings Per Share.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding since inception.  As of June 30, 2010 the Company had 10,000,000 common shares outstanding.  As of June 30, 2010 and since inception, the Company had no dilutive potential common shares.

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on September 19, 2009 to Period Ended June 30, 2010	$(8,951)	10,000,000	$(0.00)

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2010 are as follows:

Deferred tax assets:
Net operating loss	$8,951
Income tax rate	34%
3,034
Less valuation allowance	(3,034)
$-

DewMar International BMC, Inc.

(f,k.a Mirador, Inc.)

(A Development Stage Company)

Notes To Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Through June 30, 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the period ended June 30, 2010, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At June 30, 2010, the Company had approximately $8,951 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2027.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the period ended June 30, 2010 is as follows:

U.S. federal statutory income tax rate	34%
State tax - net of federal benefit	0%
34%
Increase in valuation allowance	(34%)
Effective tax	0%

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur and that more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Fair Value of Financial Instruments

The financial accounting regulation, ASC 825-10-50, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this standard as of June 30, 2009; however, the adoption of ASC 855 had no impact to the Company’s financial statements.

In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

DewMar International BMC, Inc.

(f,k.a Mirador, Inc.)

(A Development Stage Company)

Notes To Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas.  The Codification was adopted on July 1, 2009 for the Company’s financial statements for the year ended December 31, 2009.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our financial statements.

Long-lived Assets-Technology

The Company’s technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

As of June 30, 2010, the Company did not have any long-lived assets. The above accounting policies will be adopted upon the Company maintains any long-lived assets.

Concentration of Risk

A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Property and Equipment

As of June 30, 2010 the Company does not own any property and/or equipment. The Company currently is using one of the shareholders primary residences as office space. The company does not pay rent for the use of the space. Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

DewMar International BMC, Inc.

(f,k.a Mirador, Inc.)

(A Development Stage Company)

Notes To Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system.  For financial statements purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $8,951 for the period from inception to June 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business.  Management has plans to seek additional capital through a private placement and public offering of its common stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE C – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

DewMar International BMC, Inc.

(f,k.a Mirador, Inc.)

(A Development Stage Company)

Notes To Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

NOTE C – INCOME TAXES (Continued)

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

NOTE D – INTANGIBLE ASSET (ORGANIZATION COST)

The intangible asset (organization cost) is stated at cost depreciated over a life of 5 years. As shown on the below table, the company’s amortization expense for the period from September 19, 2009 to June 30, 2010 was $50 which contains 10 months of amortization expenses.

June 30,	2010
Intangible Assets	$300
Less: Accumulated Amortization	(50)
Intangible Assets, Net	$250

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seventy-five million (75,000,000) shares of common stock with par values of $0.001 and no shares of preferred stock. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of June 30, 2010 the Company had 10,000,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On September 19, 2009, the Company issued 10,000,000 shares of common stock at $0.001 to Stephen A. Schramka, the Company’s director and shareholder, in exchange for $10,000 in cash.

NOTE F – RELATED PARTY TRANSACTIONS

The issuance of common stock to Stephen A. Schramka was a related party transaction due to the fact that Stephen A. Schramka is the President/Secretary/Treasurer/Director of the company. Stephen A. Schramka is the company’s sole officer and director, and the company currently operating out of the premises of Mr. Schramka, the officer and director of the Company, on a rent-free basis for administrative purposes.  There is no written agreement or other material terms or arrangements relating to said arrangement.

The company does not currently have any conflicts of interest by or among its current officer, director, key employee or advisors.  The company has not yet formulated a policy for handling conflicts of interest, however, the company  intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

NOTE G – SUBSEQUENT EVENTS

The company evaluated all subsequent events or transactions that occurred after June 30, 2010 through the date of this annual report in accordance with FASB ASC 855 “Subsequent Events”. During the subsequent period from July 2010 to November, 2010, the President Stephen A. Schramka sold all 10,000,000 shares to thirty-two new shareholders.

?

On November 2, 2010, the President Stephen A. Schramka sold 1,500,000 shares to Excelsior Management, LLC with a total cash payment of $7,500.

?

On November 2, 2010, the President Stephen A. Schramka sold 500,000 shares to Triad Holdings Group, LLC with a total cash payment of $2,500.

?

On November 2, 2010, the President Stephen A. Schramka sold 500,000 shares to Palatine Capital investment Group, LLC with a total cash payment of $2,500.

DewMar International BMC, Inc.

(f,k.a Mirador, Inc.)

(A Development Stage Company)

Notes To Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

NOTE G – SUBSEQUENT EVENTS (CONTINUED)

On October 30, 2010, the President Stephen A. Schramka sold 600,000 shares to J & K Holdings and Investments, inc. with a total cash payment of $3,000.

?

On November 2, 2010, the President Stephen A. Schramka sold 600,000 shares to Statewide Secretarial Service, Inc. with a total cash payment of $3,000.

?

On November 2, 2010, the President Stephen A. Schramka sold 350,000 shares to James Cox with a total cash payment of $1,750.

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares to Cort Christy with a total cash payment of $500.

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares to R & CRT Holdings & investment Group, Ltd. with a total cash payment of $500.

?

On October 26, 2010, the President Stephen A. Schramka sold 100,000 shares to K & C Financial, Inc. with a total cash payment of $500.

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares Robert Walker with a total cash payment of $500.

?

On October 26, 2010, the President Stephen A. Schramka sold 100,000 shares Colleen M. Rague with a total cash payment of $500.

?

On October 26, 2010, the President Stephen A. Schramka sold 100,000 shares Dustin Hanshaw with a total cash payment of $500.

?

On October 29, 2010, the President Stephen A. Schramka sold 100,000 shares Jeannie Paparone with a total cash payment of $500.

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares Nevada Resolutions, Inc. with a total cash payment of $500.

?

On October 26, 2010, the President Stephen A. Schramka sold 100,000 shares Nina Deily with a total cash payment of $500.

?

On November 2, 2010, the President Stephen A. Schramka sold 1,500,000 shares Chad Tendrich with a total cash payment of $7,500.

?

On October 28, 2010, the President Stephen A. Schramka sold 1,600,000 shares JDL Marketing, Inc. with a total cash payment of $8,000.

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares Legacy Jupiter, LLC with a total cash payment of $500.

?

On November 1, 2010, the President Stephen A. Schramka sold 500,000 shares Lawrence Dugan Jr with a total cash payment of $2,500.

?

On October 8, 2010, the President Stephen A. Schramka sold 400,000 shares Xavier Romero with a total cash payment of $2,000.

?

On October 28, 2010, the President Stephen A. Schramka sold 100,000 shares Dean Tendrlch with a total cash payment of $500.

DewMar International BMC, Inc.

(f,k.a Mirador, Inc.)

(A Development Stage Company)

Notes To Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

NOTE G – SUBSEQUENT EVENTS (CONTINUED)

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares Tara Ramsey with a total cash payment of $500.

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares Hiram Daniels with a total cash payment of $500.

?

On November 2, 2010, the President Stephen A. Schramka sold 100,000 shares Tenco Trust 2007 with a total cash payment of $500.

?

On November 2, 2010, the President Stephen A. Schramka sold 60,000 shares Howard J Tendrich with a total cash payment of $300.

?

On November 2, 2010, the President Stephen A. Schramka sold 60,000 shares Revocable Trust with a total cash payment of $300.

?

On November 2, 2010, the President Stephen A. Schramka sold 60,000 shares Helen Rose Tendrlch Family, LTD with a total cash payment of $300.

?

On November 2, 2010, the President Stephen A. Schramka sold 60,000 shares Jon NI Tendrlch with a total cash payment of $300.

?

On November 1, 2010, the President Stephen A. Schramka sold 60,000 shares Jack H Tendrich with a total cash payment of $300.

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares Marti Shaffer with a total cash payment of $500.

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares Steven A Tendrich Trust 2006 with a total cash payment of $500.

?

On November 1, 2010, the President Stephen A. Schramka sold 50,000 shares Universal Capital Group, Inc with a total cash payment of $250.

During the subsequent period from July, 2010 to November, 2010, an addition of 1,200,000 common shares has been issued, and has been sold to five new shareholders with a total cash payment of $6,000. As of November 2010, the company’s outstanding common shares have increased to 11,200,000.

?

On November 15, 2010, the company issued 500,000 shares to Xavier Romoero with a total cash payment of $3,000.

?

On November 10, 2010, the company issued 100,000 shares to Travis Waldo with a total cash payment of $500.

?

On November 10, 2010, the company issued 200,000 shares to Centurion Marketing Group, LLC with a total cash payment of $1,000.

?

On November 19, 2010, the company issued 100,000 shares to KC & C Financial, Inc. with a total cash payment of $500.

?

On November 19, 2010, the company issued 200,000 shares to Southwest Business Services, LLC with a total cash payment of $1,000.

DewMar International BMC, Inc.

(f,k.a Mirador, Inc.)

(A Development Stage Company)

Notes To Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2010

NOTE G – SUBSEQUENT EVENTS (CONTINUED)

On December 10, 2010, the Company entered into an exchange agreement to purchase 80% of the outstanding shares of DewMar International BMC, Inc. in exchange for 40,000,000 common shares of Mirador, Inc. stock. At the closing of the Exchange Agreement, DewMar International BMC, Inc. becomes a wholly-owned subsidiary of the Company and the Company acquires the business and operations of DewMar International BMC, Inc. The final consummation of this transaction between Mirador and Dewmar is contingent upon 80% approval of the investors under the 419 registration. The Exchange Agreement contains customary representations, warranties, and conditions.

On December 14, 2010, Stephen A. Schramka has resigned the four positions including President, Secretary, Treasurer and Director and Marcos Moran has been elected as President, Secretary, Treasurer and Director to serve until the next regularly scheduled meeting of shareholders.

On March 24, 2011 Mirador, Inc. changed its name to DewMar International BMC, Inc. and on March 25, 2011, DewMar International BMC, Inc. changed its name to DSD Network of America, Inc

On June 17, 2011 the acquisition agreement between Mirador, Inc. (kka Dewmar International BMC, Inc.) and Dewmar International BMC, Inc. (kka DSD Network of America, Inc.) dated Dec. 10, 2010 as after discussion with the SEC it was determined that the transaction as structured did not meet the requirements of Rule 419.   As a result DSD Network of America, Inc. is no longer a wholly owned subsidiary of Dewmar International BMC, Inc.

On June 20, 2011, The Company (kka Dewmar Internation BMC, Inc.) entered into an exchange agreement to purchase 80% of the outstanding shares of DSD Network of America, Inc. (“DSD”) in exchange for 40,000,000 common shares of the Company stock.  At the closing of the Exchange Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), DSD will become a wholly-owned subsidiary of the Company and the Company will acquire the business and operations of DSD. The Exchange Agreement contains customary representations, warranties, and conditions

On June 20, 2011, pursuant to the termination of the Exchange Agreement between the registrant and the Company (kka Dewmar International BMC, Inc.), Marco Moran resigned from all positions as officer and director of the Company and appointed Stephen Schramka to serve in all positions until the next regularly scheduled elections of directors and officers.

The company currently does not have existing or proposed option plan.

NOTE H – EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION

Since the incorporation on September 19, 2009, the company does not pay any compensation to any officer, director or employee, and does not have any employment agreements. Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. The company does not currently have plans to pay any compensation until such time as it maintains a positive cash flow.