Form 10-Q
period 2010-09-30
DEWMAR INTERNATIONAL BMC, INC.
filed 2011-08-10
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2010

     .

Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-164392

Dewmar International BMC, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-10000407
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

132 E. Northside Drive. Ste. C
Clinton, MS	39056
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: 601-488-4360

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

As of Sept. 30, 2010, the issuer had 10,000,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a MIRADOR, INC.)

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period from the date of Inception on September 19, 2009 to September 30, 2010

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a MIRADOR, INC.)

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period from the date of Inception on September 19, 2009 to September 30, 2010

Page(s)
Condensed Balance Sheets as of September 30, 2010 and June 30, 2010	5

Condensed Statements of Operations for the three months ended September 30, 2010 and the period of September 19, 2009 (Inception) to September 30, 2010	6

Condensed Statements of Cash Flows for the three months ended September 30, 2010 and the period of September 19, 2009 (Inception) to September 30, 2010	8

Notes to the Unaudited Financial Statements	9

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$331	$899
Total current assets	331	899

Intangible assets
Organization costs, net of accumulated amortization	235	250
Total Intangible assets	235	250

Total assets	$566	$1,149

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Loan from shareholder	$100	$100
Total current liabilities	100	100

Total liabilities	100	100

Stockholders' (Deficit) Equity
Common Stock: $.001 par value, 75,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficits	(9,534)	(8,951)
Total stockholders' (deficit) equity	466	1,049

Total liabilities and stockholders' (deficit) equity	$566	$1,149

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Condensed Statements of Operations

	Three months ended September 30, 2010	For the Period from Inception on September 19, 2009 to September 30, 2009	For the Period from Inception on September 19, 2009 to September 30, 2010

Revenue	$-	$-	$-

Expenses
General and administrative	583	-	9,534
Total expenses	583		9,534

Net loss	$(583)	$-	$(9,534)

Basic loss per common share	$(0.00)	$-	$(0.00)

Weighted average shares outstanding	10,000,000	10,000,000	10,000,000

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows

			For the Period from September 19, 2009 (Inception) to September 30, 2010
	Three months ended September 30,	For the Period from Inception on September 19, 2009 to September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(583)	$-	$(9,534)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	15	-	65
Net cash used in operating activities	(568)		(9,469)

Cash flows from investing activities
Organization costs	-	-	(300)
Net cash used by investing activities	-		(300)

Cash flows from financing activities
Proceeds from sale of stock	-	10,000	10,000
Net cash provided by financing activities	-	10,000	10,000

Net change in cash	(568)	10,000	231

Cash at beginning of period	899	-	-

Cash at end of year	$331	$10,100	$231

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, September 19, 2009 (Inception)
Common stock issued for cash	-	$-	10,000,000	$10,000	$-	$10,000
Net Loss, Period ended September 30, 2010	-	-	-	-	(9,534)	(9,534)
Balance, September 30, 2010	-	$-	10,000,000	$10,000	$(9,534)	$466

See accompanying notes to condensed financial statements

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period of September 19, 2009 (Inception) to September 30, 2010

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited financial statements of Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.) collectively referred to herein as “Dewmar International BMC, Inc.”, or the “Company”),  has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended June 30, 2010 and notes thereto contained in the Company’s Form 10-K filed with the SEC on August 5, 2011, as well as the unaudited financial statements for the period ended September 30, 2010.   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

NOTE 2: GOING CONCERN

Planned principal activities have begun, but Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.) has not generated any revenues to September 30, 2010. The Company had a net loss for the three months ended September 30, 2010 of $583 and had an accumulated deficit of $9,534 at September 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.)’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including  raising additional equity financing in 2011 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2010, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of September 30, 2010, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period of September 19, 2009 (Inception) to September 30, 2010

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

NOTE 4: STOCKHOLDERS’ EQUITY: COMMON AND PREFERED STOCK

The authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $0.001 per share, of which there are currently 10,000,000 issued and outstanding. There are not currently any preferred shares issued or outstanding.

NOTE 5: SUBSEQUENT EVENT

The company evaluated all subsequent events or transactions that occurred after September 30, 2010 through the date of this annual report in accordance with FASB ASC 855 “Subsequent Events”. During the subsequent period from July 2010 to November, 2010, the President Stephen A. Schramka sold all 10,000,000 shares to thirty-two new shareholders.

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

?

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

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares Robert Walker with a total cash payment of $500.

?

On October 26, 2010, the President Stephen A. Schramka sold 100,000 shares Colleen M. Rague with a total cash payment of $500.

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period of September 19, 2009 (Inception) to September 30, 2010

NOTE 5: SUBSEQUENT EVENT (CONTINUED)

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

?

On November 2, 2010, the President Stephen A. Schramka sold 60,000 shares Jon NI Tendrlch with a total cash payment of $300.

?

On November 1, 2010, the President Stephen A. Schramka sold 60,000 shares Jack H Tendrich with a total cash payment of $300.

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period of September 19, 2009 (Inception) to September 30, 2010

NOTE 5: SUBSEQUENT EVENT (CONTINUED)

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

?

On November 15, 2010, the company issued 600,000 shares to Xavier Romoero with a total cash payment of $3,000.

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

On March 24, 2011 Mirador, Inc. changed its name to DewMar International BMC, Inc. and on March 25, 2011, DewMar International BMC, Inc. changed its name to DSD Network of America, Inc

On April 12, 2011, Mirador, Inc. (kka Dewmar International BMC, Inc.) issued 438,000 shares which had been sold at $0.10 per share during January and February of 2011.

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

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2010 and the

Period of September 19, 2009 (Inception) to September 30, 2010

NOTE 5: SUBSEQUENT EVENT (CONTINUED)

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Sept. 30, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act.  Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of Sept. 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Sept. 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Sept. 30, 2010:

(1)

Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors.  We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2)

Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)

Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended Sept. 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Sept. 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Form 10K for the period ended June  30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 5, 2011

Dewmar International BMC, Inc.
Registrant

By: /s/ Marco Moran
Marco Moran Chairman of the Board Chief Executive Officer