Form 10-Q
period 2011-03-31
DEWMAR INTERNATIONAL BMC, INC.
filed 2011-08-10
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, the issuer had 11,200,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a MIRADOR, INC.)

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period from the date of Inception on September 19, 2009 to March 31, 2011

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a MIRADOR, INC.)

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period from the date of Inception on September 19, 2009 to March 31, 2011

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$331	$899
Cash restricted	6,000	-
Total current assets	6,331	899

Intangible assets
Organization costs, net of accumulated amortization	205	250
Total Intangible assets	205	250

Total assets	$6,536	$1,149

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Loan from shareholder	$100	$100
Total current liabilities	100	100

Total liabilities	100	100

Stockholders' (Deficit) Equity
Common Stock: $.001 par value, 75,000,000 shares authorized, 11,200,000 and 10,000,000 shares issued and outstanding at March 31, 2011 and June 30, 2010 respectively	11,200	10,000
Additional paid in capital	4,800	-
Accumulated deficits	(9,564)	(8,951)
Total stockholders' (deficit) equity	6,436	1,049

Total liabilities and stockholders' (deficit) equity	$6,536	$1,149

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Condensed Statements of Operations

					For the Period from Inception on September 19, 2009 to March 31, 2011
	Three months ended March 31,		Nine months ended March 31,	For the Period from Inception on September 19, 2009 to March 31,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	15	271	613	8,238	9,564
Total expenses	15	271	613	8,238	9,564

Net loss	$(15)	$(271)	$(613)	$(8,238)	$(9,564)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	10,000,000	10,601,095	10,000,000	10,294,633

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, September 19, 2009 (Inception)
Common stock issued for cash	-	$-	10,000,000	$10,000	$-	$10,000
Common stock issued for cash			1,200,000	6,000	-	6,000
Net Loss, Period ended December 31, 2010					(9,564)	(9,564)
Balance, December 31, 2010	-	$-	11,200,000	$16,000	$(9,564)	$6,436

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows

			For the Period from September 19, 2009 (Inception) to March 31, 2011
	Nine months ended March 31,	For the Period from Inception on September 19, 2009 to March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(613)	$(8,238)	$(9,564)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	45	35	95
Net cash used in operating activities	(568)	(8,203)	(9,469)

Cash flows from investing activities
Organization costs	-	(300)	(300)
Net cash used by investing activities	-	(300)	(300)

Cash flows from financing activities
Loan from shareholder	-	100	100
Proceeds from sale of stock	6,000	10,000	16,000
Net cash provided by financing activities	6,000	10,100	16,100

Net change in cash	5,432	1,597	6,331

Cash at beginning of period	899	-	-

Cash at end of year	$6,331	$1,597	$6,331

Supplemental cash flow Information:
Cash paid for interest	-	-	-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to condensed financial statements

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period of September 19, 2009 (Inception) to March 31, 2011

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited financial statements of Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.) collectively referred to herein as “Dewmar International BMC, Inc.”, or the “Company”),  has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended June 30, 2010 and notes thereto contained in the Company’s Form 10-K filed with the SEC on August 5, 2011, as well as the unaudited financial statements for the period ended March 31, 2011.   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

NOTE 2: GOING CONCERN

Planned principal activities have begun, but Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.) has not generated any revenues to March 31, 2011. The Company had a net loss for the three months ended March 31, 2011 of $15 and had an accumulated deficit of $9,564 at March 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.)’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including  raising additional equity financing in 2011 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2011, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of March 31, 2011, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period of September 19, 2009 (Inception) to March 31, 2011

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

?

On October 26, 2010, the President Stephen A. Schramka sold 100,000 shares Dustin Hanshaw with a total cash payment of $500.

?

On October 29, 2010, the President Stephen A. Schramka sold 100,000 shares Jeannie Paparone with a total cash payment of $500.

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period of September 19, 2009 (Inception) to March 31, 2011

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

?

On November 1, 2010, the President Stephen A. Schramka sold 100,000 shares Steven A Tendrich Trust 2006 with a total cash payment of $500.

?

On November 1, 2010, the President Stephen A. Schramka sold 50,000 shares Universal Capital Group, Inc with a total cash payment of $250.

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period of September 19, 2009 (Inception) to March 31, 2011

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

NOTE 7: SUBSEQUENT EVENT

The company evaluated all subsequent events or transactions that occurred after March 31, 2011 through the date of this annual report in accordance with FASB ASC 855 “Subsequent Events”.

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

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2011 and the

Period of September 19, 2009 (Inception) to March 31, 2011

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

We have no full time employees. Mr. Moran has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our plan can be implemented by our officer devoting approximately 10 to 30 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2011.

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

As of March 31, 2011, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2011:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended March 31, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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