Form 10-K
period 2011-06-30
DEWMAR INTERNATIONAL BMC, INC.
filed 2011-09-15
CIK 1474459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

For the year ended June 30, 2011, the issuer had no revenues.

As of June 30, 2011, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 30, 2011 was 10,438,000 shares.

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

Mr. Schramka, elected to commence implementation of our principal business purpose, described below under “Plan of Operation". As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate. The Company must locate a merger or acquisition candidate within 18 months of the effectiveness of this registration or refund investors funds as described herein. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company. Marco Moran was elected as the sole officer and director in June of 2011.

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

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the issuer in a blank check offering is required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, we are required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must be given no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to remain investors or require the return of their investment funds. Any investor not making a decision within said period is automatically to receive a return of his investment funds.

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

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, Mr. Moran anticipates devoting between 10 to 30 hours per month to our business. Our officer has not entered into written employment agreements with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of our officer and director, loss of the services of any of these individuals would adversely affect our development of our business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST – MAY RESULT IN A LOSS OF BUSINESS. Our officer and director may in the future participate in other business ventures which compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officer and directors is involved in the management of any firm with which we transact business. The Company's Board of Directors has adopted a resolution which prohibits us from completing a merger with, or acquisition of, any entity in which our management serve as officer, director or partner, or in which he or his family members own or hold any ownership interest. We are not aware of any circumstances under which this policy could be changed while current management is in control of the Company. Marco Moranour sole officer and director is as of the date of this report is not participating in any other blank check business ventures. The sole officer and director will have absolute control over all matters requiring stockholder approval. See "DIRECTORS, EXECUTIVE OFFICERS"

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of June 30, 2011, there were 4 outstanding comments on the company’s POS AM S-1.

ITEM 2. PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property As of June 30, 2011, we use a corporate office located at 132 E. Northside Dr. Ste. C, Clinton, MS 39056. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of August 31, 2011 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of August 31, 2011, there were 60 record holders of all of our issued and outstanding shares of Common Stock.

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

We will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officer and director has not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2011 or August 31, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) On August 11, 2011, Board of Directors of the Registrant dismissed Sam Kan and Company, its independent registered public account firm. On the same date, August 11, 2011, the accounting firm of L.L. Bradford & Company, LLC was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Sam Kan & Company and the engagement of L.L. Bradford & Company, LLC as its independent auditor. None of the reports of Sam Kan & Company on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its 10K for the period ended June 30, 2010 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Sam Kan & Company whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Sam Kan & Company's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

b) On August 11, 2011, the registrant engaged L.L. Bradford & Company, LLC as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted L.L. Bradford & Company, LLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2011, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2011:

Name	Age	Position	Period of Service(1)
Marco Moran(1)	37	President, Secretary, Treasurer, and Director	June 2011 to Current

Notes:

(1) Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

(2) Marco Moran has outside interests and obligations to other than Dewmar International BMC, Inc. He intends to spend approximately 10 to 30 hours per month on our business affairs.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Marco Moran, CEO, President, Secretary, CFO, Treasurer, Director, Chief Accounting Officer

In 2008, Marco Moran began Unique Beverage Group, LLC, where he branded his first beverage and learned how to take a product to market, leading him to develop his current enterprise Dr. Moran was previously a Pharmacist for several years throughout the South. From 2007 to 2008 he served in this role for MS Baptist Health System, preceded by one year with Accredo Nova Factor as its Pharmacist and Project Manager in Memphis. From 2004 to 2006, Dr. Moran was employed in the same capacity for River Region Medical Center in Vicksburg, Mississippi, where he managed Six Sigma project teams to assist administration in meeting annual corporate financial objectives. He also owned the financial services firm Wiser Tax Pros. During his first two years as a business owner he also worked for CVS Pharmacy in Mobile and Tuscaloosa. Dr. Moran began his career as the Director of Pharmacy and Regulatory Affairs for INO Therapeutics, Inc. in Port Allen, Louisiana. He served as a Graduate Assistant and Instructor during his MBA studies, and previously served at the U.S. Naval Hospital in Camp Lejeune, North Carolina as a Medical Services Officer and Pharmacist. Dr. Moran holds graduate degrees in Business Administration and Pharmaceutical Science from the University of Louisiana at Monroe, and was briefly a law student before becoming an entrepreneur. Dr. Moran has completed various training through BevNet since 2009, including branding, packaging, and entrepreneur coursework to enhance his knowledge of the beverage industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Marco Moran is our sole officer and director. Mr. Moran does not receive any regular compensation for his services rendered on our behalf. Mr. Moran did not receive any compensation during the years ended June 30, 2011 and 2010. No officer or director is required to make any specific amount or percentage of his business time available to us. To date Mr. Moran has spent a nominal amount of time providing services for the corporation and therefore no compensation is required.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class
Stephen A. Schramka	Common Stock	10,000,000	95.8%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of June 30, 2011, our Board of Directors consists solely of Marco Moran. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

LL Bradford is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by LL Bradford for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $3,000 in 2011 and $0 for the 2010 fiscal year.

The aggregate fees billed by Sam Kan & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $3,800 in 2011 and $0 for the 2010 fiscal year.

Audit-Related Fees

There were no fees billed by LL Bradford for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended June 30, 2011 and 2010, respectively.

There were no fees billed by Sam Kan & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended June 30, 2011 and 2010, respectively.

Tax Fees

The aggregate fees billed by LL Bradford for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2011 and 2010, respectively.

There were no fees billed by LL Bradford for other products and services for the fiscal years ended June 30, 2011 and 2010, respectively.

The aggregate fees billed by Sam Kan & Co. for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2011 and 2010, respectively.

There were no fees billed by Sam Kan & Co. for other products and services for the fiscal years ended June 30, 2011 and 2010, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.

Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

-	Report of Independent Registered Public Accounting Firm (LL Bradford)
-	Report of Independent Registered Public Accounting Firm (Sam Kan & Co.)
-	Balance Sheets at June 30, 2011 and 2010
-	Statements of Operations for the year ended June 30, 2011, inception Sept. 19, 2009 to June 30, 2010 and inception Sept. 19, 2009 to June 30, 2011.
-	Statements of Changes in Shareholders’ (Deficit) Equity for the period from inception Sept. 19, 2009 to June 30, 2011
-	Statements of Cash Flows for the year ended June 30, 2011, inception Sept. 19, 2009 to June 30, 2010 and inception Sept. 19, 2009 to June 30, 2011.
-	Notes to Financial Statements

Dewmar International BMC, Inc.

(f.k.a. MIRADOR, INC.)

(A Development Stage Company)

Financial Statements

For the year ended June 30, 2011, inception September 19, 2009 to June 30, 2010 and inception September 19, 2009 to June 30, 2011.

Dewmar International BMC, Inc.

(f.k.a. MIRADOR, INC.)

 (A Development Stage Company)

Financial Statements

For the period from the date of inception on September 19, 2009 to

June 30, 2011

Page(s)
Report of Independent Registered Public Accounting Firm—LL Bradford	F-3

Report of Independent Registered Public Accounting Firm—Sam Kan & Company	F-4

Balance Sheet as of June 30, 2011 and 2010	F-5

Statements of Operations for the year ended June 30, 2011, inception Sept. 19, 2009 to June 30, 2010 and inception Sept. 19, 2009 to June 30, 2011	F-6

Statement of Changes in Stockholders' (Deficit) Equity cumulative for the period from September 19, 2009 (inception) to June 30, 2011	F-7

Statements of Cash Flows for the year ended June 30, 2011, inception Sept. 19, 2009 to June 30, 2010 and inception September 19, 2009 (inception) to June 30, 2011	F-8

Notes to the Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dewmar International BMC, Inc.

We have audited the accompanying balance sheet of Dewmar International BMC, Inc. (Formerly Mirador, Inc.) (a Development Stage Company) as of June 30, 2011, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended June 30, 2011.  Dewmar International BMC, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from September 19, 2009 (inception) to June 30, 2010 in the statements of operations, stockholders’ (deficit) equity and cash flows, which were audited by another independent registered public accounting firm whose report August 2, 2011, which expressed an unqualified opinion (the report was modified related to the uncertainty of the Company’s ability to continue as a going concern), has been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from September 19, 2009 (inception) to June 30, 2011, is based solely on the reports of the other independent registered public accounting firm.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dewmar International BMC, Inc. as of June 30, 2011, and the results of its operations and cash flows for the year ended June 30, 2011, and for the period from September 19, 2009 (inception) through June 30, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Dewmar International BMC, Inc. will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company is in the development stage, has not yet generated revenues from operations, and has incurred losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 2. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ L.L Bradford & Company, LLC.

L.L Bradford & Company, LLC.

Las Vegas, Nevada

September 14, 2011

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

/s/ Sam Kan & Company

Sam Kan & Company,

August 2, 2011

Alameda, California

DEWMAR INTERNATIONAL BMC, INC.

(FORMERLY MIRADOR, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,
	2011	2010
ASSETS

Current assets:
Cash	$-	$899
Total current assets	-	899
Other assets	-	250

Total assets	$-	$1,149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,139	$-
Loan from shareholder	-	100
Total current liabilities	4,139	100
Total liabilities	4,139	100

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 10,000,000 and no shares issued, no shares outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 51,638,000 and 10,000,000 issued, 10,438,000 and 10,000,000 outstanding, respectively	10,438	10,000
Additional paid-in capital	43,482	-
Receivable from acquisition target	(43,800)	-
Deficit accumulated during development stage	(14,259)	(8,951)
Total stockholders' equity (deficit)	(4,139)	1,049

Total liabilities and stockholders' equity (deficit):	$-	$1,149

See Accompanying Notes to Financial Statements.

DEWMAR INTERNATIONAL BMC, INC.

(FORMERLY MIRADOR, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

		Inception	Inception
	For the	September 19, 2009	September 19, 2009
	Year Ended	to	to
	June 30,	June 30,	June 30,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	5,308	8,951	14,259
Total operating expenses	5,308	8,951	14,259

Net loss	$(5,308)	$(8,951)	$(14,259)

Weighted average number of common shares outstanding - basic	10,084,200	10,000,000

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

DEWMAR INTERNATIONAL BMC, INC.

(FORMERLY MIRADOR, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Deficit
			Accumulated
			During	Total
	Common Shares		Development	Stockholders'
	Shares	Amount	Stage	Deficit
Inception, (September 19, 2009)	-	$-	$-	$-

September 19, 2009 Common stock issued for cash	10,000,000	10,000	-	10,000

Net loss	-	-	(8,951)	(8,951)

Balance, June 30, 2010	10,000,000	10,000	(8,951)	1,049

June 21, 2011 Forgiveness of debt from related party	-	120	-	120

Net loss	-	-	(5,308)	(5,308)

Balance, June 30, 2011	10,000,000	$10,120	$(14,259)	$(4,139)

See Accompanying Notes to Financial Statements.

DEWMAR INTERNATIONAL BMC, INC.

(FORMERLY MIRADOR, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		Inception	Inception
	For the	September 19, 2009	September 19, 2009
	Year Ended	to	to
	June 30,	June 30,	June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,308)	$(8,951)	$(14,259)
Changes in operating assets and liabilities:
Increase in other assets	250	(250)	-
Increase in accounts payable	4,139	-	4,139

Net cash used in operating activities	(919)	(9,201)	(10,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from shareholder	-	100	100
Proceeds from sale of common stock	-	10,000	10,000
Donated capital	20	-	20

Net cash provided by financing activities	20	10,100	10,120

NET CHANGE IN CASH	(899)	899	-

CASH AT BEGINNING OF PERIOD	899	-	-

CASH AT END OF PERIOD	$-	$899	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Forgiveness of debt	$100	$-	$100

See Accompanying Notes to Financial Statements.

DEWMAR INTERNATIONAL BMC, INC.

(FORMERLY MIRADOR, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on September 19, 2009 (Date of Inception) under the laws of the State of Nevada, as Mirador, Inc. The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.  The Company has been in the development stage since inception and has no operating history other than organizational matters. On March 24, 2011, Mirador, Inc. changed its name to Dewmar International BMC, Inc.

Nature of operations

The primary activity of the Company currently involves seeking companies to merge or acquire. The Company has not selected any companies as acquisition targets and does not intend to limit potential candidates to particular location. The Company’s plans are in the conceptual stage only.

Year End

The Company’s year-end is June 30.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue Recognition

The Company plans to recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising Costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended June 30, 2011 and for the period from Inception (September 19, 2009) to June 30, 2010.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

DEWMAR INTERNATIONAL BMC, INC.

(FORMERLY MIRADOR, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2011 and 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2011 and 2010, no income tax expense has been incurred.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-07 and believes that none of them will have a material effect on the company’s financial statements.

DEWMAR INTERNATIONAL BMC, INC.

(FORMERLY MIRADOR, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended June 30, 2011 of ($14,259). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – INCOME TAXES

At June 30, 2011 and 2010, the Company had a federal operating loss carryforwards of $14,259 and $8,951, which begins to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$4,991	$3,034
Total deferred tax assets	4,991	3,034
Less: Valuation allowance	(4,991)	(3,034)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of June 30, 2011 and 2010 was $4,991 and $3,133, which will begin to expire 2030.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2011 and 2010 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2011 and 2010:

	2011	2010
Federal statutory rate	(35.0)%	(34.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	34.0%
Effective tax rate	0.0%	0.0%

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.  The common stockholders have all the rights and privileges that normally pertain to the stockholders of Nevada corporations.

Common Stock

On September 19, 2009, the Company issued 10,000,000 founder shares of its $0.001 par value common stock at a price of $0.001 per share for cash of $10,000.

DEWMAR INTERNATIONAL BMC, INC.

(FORMERLY MIRADOR, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

During June 2011, Stephen A. Schramka, a former officer and director of the Company forgave $120 in loans to the Company and was recorded to additional paid in capital.

During the year ended June 30, 2011, the Company sold an additional 1,200,000 shares of common stock to 5 shareholders for total cash of $6,000.  Currently, the funds are being held in an escrow account and the shares are also being held in escrow.  The cash and the shares will remain in escrow until the Company is effective with the SEC and the shareholders reaffirm their investments.  As of June 30, 2011, the cash and the shares remain in escrow and are not recorded in the financial statements.

On April 12, 2011, 438,000 shares were issued for consideration of $43,800 ($0.10 per share).  As the consideration was sent to the acquisition target, the consideration was booked as a receivable from the acquisition target.

On April 12, 2011, 40,000,000 shares of common stock and 10,000,000 shares of preferred stock was issued in relation to the exchange transaction with the acquisition target.   As such Exchange Agreement is not yet effective pending the reconfirmation vote, these shares have not been fully paid for and as such are not considered outstanding.

During the period from Inception (September 19, 2009) to June 30, 2011, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of June 30, 2011 and 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

The issuance of common stock to Stephen A. Schramka was a related party transaction due to the fact that Stephen A. Schramka is the former President/Secretary/Treasurer/Director of the company. Stephen A. Schramka was the company’s sole officer and director, and the Company was operating out of the premises of Mr. Schramka, the officer and director of the Company, on a rent-free basis for administrative purposes.  There is no written agreement or other material terms or arrangements relating to said arrangement.

During the year ended June 30, 2011, Mr. Schramka sold 10,000,000 shares of common stock that he owned to 32 new shareholders.

The Company does not currently have any conflicts of interest by or among its current officer, director, key employee or advisors.  The Company has not yet formulated a policy for handling conflicts of interest, however, the Company  intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

NOTE 7 – AGREEMENTS

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

On March 24, 2011 Mirador, Inc. changed its name to Dewmar International BMC, Inc. and on March 25, 2011, Dewmar International BMC, Inc. changed its name to DSD Network of America, Inc.

On June 17, 2011 the acquisition agreement between Mirador, Inc. (kka Dewmar International BMC, Inc.) and Dewmar International BMC, Inc. (kka DSD Network of America, Inc.) dated Dec. 10, 2010 was terminated as after discussion with the SEC it was determined that the transaction as structured did not meet the requirements of Rule 419.   As a result DSD Network of America, Inc. is not a wholly owned subsidiary of Dewmar International BMC, Inc.

DEWMAR INTERNATIONAL BMC, INC.

(FORMERLY MIRADOR, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – AGREEMENTS-CONTINUED

On June 17, 2011, pursuant to the termination of the Exchange Agreement between the registrant and the Company (kka Dewmar International BMC, Inc.), Marco Moran resigned from all positions as officer and director of the Company and appointed Stephen Schramka to serve in all positions until the next regularly scheduled elections of directors and officers.

On June 20, 2011, The Company (kka Dewmar International BMC, Inc.) entered into an exchange agreement to purchase 80% of the outstanding shares of DSD Network of America, Inc. (“DSD”) in exchange for 40,000,000 common shares of the Company stock.  At the closing of the Exchange Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), DSD will become a wholly-owned subsidiary of the Company and the Company will acquire the business and operations of DSD. The Exchange Agreement contains customary representations, warranties, and conditions

On June 20, 2011 pursuant to the Exchange Agreement between the Company (kka Dewmar International BMC, Inc) and DSD Network of America, Inc., Stephen Schramka resigned from all positions as officer and director of the Company and appointed Marco Moran to serve in all positions until the next regularly scheduled elections of directors and officers.

NOTE 8 – SUBSEQUENT EVENTS

There are no subsequent events to report through September 14, 2011.

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

Date: Sept. 14, 2011

By: /s/ Marco Moran
Marco Moran, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: Sept.14, 2011

By: /s/ Marco Moran
Marco Moran, President and Director
(Principal Executive Officer)

Date: Sept. 14, 2011

By: /s/ Marco Moran
Marco Moran, Chief Financial Officer
(Principal Financial and Accounting Officer)