Form 10-Q
period 2011-09-30
MEGAS INC
filed 2014-04-18
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2011

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-164392

Dewmar International BMC, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-10000407
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9313 Canyon Classic
Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: 775-781-4143

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of Sept. 30, 2011, the issuer had 10,438,000 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

DEWMAR INTERNATIONAL BMC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011

3

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$-	$-
Accounts Receivable-Affiliate	43,800	43,800
Total current assets	43,800	43,800

Total assets	$43,800	$43,800

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts Payable	$4,139	$4,139
Total current liabilities	4,139	4,139

Total liabilities	4,139	4,139

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares outstanding
	-	-
Common Stock: $.001 par value, 100,000,000 shares authorized, 10,438,000 shares issued and outstanding	10,438	10,438
Additional paid-in capital	43,482	43,482
Accumulated deficits	(14,259)	(14,259)
Total stockholders' (deficit) equity	39,661	39,661

Total liabilities and stockholders' (deficit) equity	$43,800	$43,800

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	For the Period from Inception on September 19, 2009 to September 30, 2011

Revenue	$-	$-	$-

Expenses
General and administrative	-	583	14,259
Total expenses	-	583	14,259

Net loss	$-	(583)	$(14,259)

Basic loss per common share	$-	-	$-

Weighted average shares outstanding	10,438,000	10,000,000

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Condensed Statements of Cash Flows

	Three Months Ended September 30, 2011	Three months ended September 30, 2010	For the Peroid from September 19, 2009 (Inception) to September 30, 2011

Cash flows from operating activities
Net loss	$-	$(583)	$(14,259)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible	-	15	-
Accounts payable	-	-	4,139
Net cash used in operating activities	-	(568)	(10,120)

Cash flows from financing activities
Proceeds from shareholder loan	-	-	100
Donated capital
Proceeds from sale of common stock	-	-	10,000
Net cash provided by financing activities	-	-	10,120

Net change in cash	-	(568)	-

Cash at beginning of period	-	899	-

Cash at end of year	$-	$331	$-

Supplemental cash flow Information:
Cash paid for interest	-	-	-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to condensed financial statements

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2011 and the

Period of September 19, 2009 (Inception) to September 30, 2011

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited financial statements of Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.) collectively referred to herein as “Dewmar International BMC, Inc.”, or the “Company”), has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended June 30, 2011 and notes thereto contained in the Company’s Form 10-K filed with the SEC as well as the unaudited financial statements for the period ended September 30, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the form 10-K have been omitted.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At Sept. 30, 2011, there were no uncertain tax positions that require accrual.

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

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2011 and the

Period of September 19, 2009 (Inception) to September 30, 2011

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended September 30, 2011 of ($14,259). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

NOTE 4: STOCKHOLDERS’ EQUITY: COMMON AND PREFERED STOCK

The authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $0.001 per share, of which there was 10,000,000 issued and outstanding to Stephen A. Schramka, the Company’s director and shareholder, in exchange for $10,000 in cash on September 19, 2009. There are not currently any preferred shares issued or outstanding

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are filing this registration statement on a voluntary basis because our primary attraction as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and a substantial dilution to our present stockholders.

Our Articles of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

RESULTS OF OPERATIONS

For the three month period ended Sept. 30, 2011 revenue was $0 compared to revenue for the three month period ended Sept. 30, 2010 of $0. Revenue from inception to Sept. 30, 2011 was $0. Expenses for the 3 month period ended September 30, 2011 were $0 compared to $583 for the 3 month period ended September 30, 2010. Expenses from inception to September 30, 2011 were $14,529.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Sept. 30, 2011.

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

As of Sept. 30, 2011, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Sept. 30, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Sept. 30, 2011:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended Sept. 30, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Sept. 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended September 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 18, 2014

Dewmar International BMC, Inc.
Registrant

By:	/s/ Beto Paredes
Beto Paredes
Chairman of the Board
Chief Executive Officer

18