Form 10-Q
period 2011-12-31
MEGAS INC
filed 2014-04-18
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Yes ☐ No ☒

As of December 31, 2011, the issuer had 10,438,000 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

DEWMAR INTERNATIONAL BMC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011

3

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Condensed Balance Sheets

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts Payable	$4,139	$4,139
Total current liabilities	4,139	4,139
Total liabilities	4,139	4,139
Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares outstanding	-	-
Common Stock: $.001 par value, 100,000,000 shares authorized, 10,438,000 shares issued and outstanding	10,438	10,438
Additional paid-in capital	43,482	43,482
Receivable from acquisition target	-	(43,800)
Accumulated deficits	(58,059)	(14,259)
Total stockholders' (deficit) equity	(4,139)	(4,139)
Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010		Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	For the Period from Inception on September 19, 2009 to December 31, 2011
Revenue	$-	$		$-	$-	$-
Expenses
General and administrative	43,800		15	43,800	598	58,059
Total expenses	43,800		15	43,800	598	58,059
Net loss	$(43,800)		(15)	-	(598)	$(58,059)

Basic loss per common share	$(0.00)		$-	$-	$-
Weighted average shares outstanding	10,438,000		10,000,000	10,438,000	10,000,000

See accompanying notes to condensed financial statements

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Condensed Statements of Cash Flows

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	For the Peroid from September 19, 2009 (Inception) to December 31, 2011

Cash flows from operating activities
Net loss	$(43,800)	$(598)	$(58,059)
Adjustments to reconcile net loss to net cash used in operating activities
Amortizartion of intangible assets	-	30	-
Changes in operating assets and liabilities:
Accounts payable	-	-	4,139
Net cash used in operating activities	(43,800)	(568)	(53,920)

Cash flows from financing activities
Proceeds from loan from shareholder			100
Proceeds from sale of common stock	43,800		53,800
Donated capital	-	6,000	20
Net cash provided by financing activities	43,800	6,000	53,920

Net change in cash	-	5,432	-

Cash at beginning of period	-	899	-

Cash at end of year	$-	$6,331	$-

Supplemental cash flow Information:
Cash paid for interest	-	-	-
Cash paid for income taxes	$-	$-	$-

Non-cash disclosure
Bad Debt Expense	43,800		43,800

See accompanying notes to condensed financial statements

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Financial Statements (unaudited)

December 31, 2011

NOTE 1: CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended December 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements as reported in Form 10-K. The results of operations for the period ended December 31, 2011 are not necessarily indicative of the operating results for the full year ended June 30, 2012.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements of Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.) collectively referred to herein as “Dewmar International BMC, Inc.”, or the “Company”), has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended June 30, 2011 and notes thereto contained in the Company’s Form 10-K filed with the SEC as well as the unaudited financial statements for the period ended September 30, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the form 10-K have been omitted

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Financial Statements (unaudited)

December 31, 2011

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2011, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of December 31, 2011, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended December 31, 2011 of (58,059). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 4: SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Revenue for the three and six month periods ending December 31, 2011 and 2010 was $0 for each period. Revenue from inception to December 31, 2011 was $0.

Expenses for the three and six month periods ending December 31, 2011 were $43, 800 and $43,800 respectively. Expenses for the three and six month periods ending December 31, 2010 were $15 and $598 respectively. Expenses from inception were $58,059.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of December 30, 2011.

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

As of December 31, 2011, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2011:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended December 31, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended June 30, 2011.

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

