Form 10-K
period 2012-06-30
MEGAS INC
filed 2014-05-22
CIK 1474459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

Commission file number: 333-164392

DEWMAR INTERNATIONAL BMC, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-10000407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9313 Canyon Classic Las Vegas, NV 89144
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:775-781-4143

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

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

For the year ended June 30, 2012, the issuer had no revenues.

As of June 30, 2012, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 30, 2012 was 10,000,000 shares.

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

Stephen A. Schramka, elected to commence implementation of our principal business purpose, described below under “Plan of Operation". As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate. The Company must locate a merger or acquisition candidate within 18 months of the effectiveness of this registration or refund investors funds as described herein. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company.

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

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION . We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluations. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original shareholder, we never commenced any operational activities. Our search for acquisition or merger candidates is largely limited to word of mouth as any advertising could be deemed general solicitation therefore limiting the number of merger/acquisition candidates who may learn of our company. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, our management anticipates devoting between 10 to 30 hours per month to our business. Our officer has not entered into written employment agreements with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of our officer and director, loss of the services of any of these individuals would adversely affect our development of our business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST – MAY RESULT IN A LOSS OF BUSINESS. Our officer and director may in the future participate in other business ventures which compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officer and directors is involved in the management of any firm with which we transact business. The Company's Board of Directors has adopted a resolution which prohibits us from completing a merger with, or acquisition of, any entity in which our management serve as officer, director or partner, or in which he or his family members own or hold any ownership interest. We are not aware of any circumstances under which this policy could be changed while current management is in control of the Company. Charles Mui our sole officer and director is as of the date of this prospectus no participating in any other blank check business ventures. The sole officer and director will have absolute control over all matters requiring stockholder approval. See "DIRECTORS, EXECUTIVE OFFICERS"

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property As of June 30, 2012, we use a corporate office located at 9313 Canyon Classic, Las Vegas, NV 89144 and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None for the period ended June 30, 2012.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of June 30, 2012 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of June 30, 2012, there was 1 record holder of all of our issued and outstanding shares of Common Stock.

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

We have no full time employees. Our management has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our plan can be implemented by our officer devoting approximately 10 to 30 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

RESULTS OF OPERATIONS

The Company’s revenue from inception (September 19, 2009) through June 30, 2012 is $0. Expenses for the year ended June 30, 2012 were $54,801 compared to $5,308 for the year ended June 30, 2011. The increase in expenses was due to expenses incurred with the terminated acquisition of Dewmar International BMC, Inc.

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

As stated herein above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2012, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2012:

Name	Age	Position	Period of Service(1)

Richard Taulli		President, Secretary, Treasurer, and Director	July 2011 to January 17, 2013

Notes:

(1) Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Richard A. Taulli, President, Secretary, Treasurer, Director, Sole Shareholder, age 59.

In addition to his positions with the Company, Mr. Taulli is Chief Executive Officer and Founder of Excelsior Management, LLC and has been employed as such for the last five (5) years. He is a senior executive with twenty five (25) years experience serving in a number of capacities in corporations of all sizes, including publically traded corporations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Mr. Taulli is our sole officer and director.  Mr. Taulli does not receive any regular compensation for his services rendered on our behalf. Mr. Taulli did not receive any compensation during the years ended June 30, 2012 and 2011. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class

Richard Taulli	Common Stock	10,000,000	100%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of June 30, 2012, our Board of Directors consist of . He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KLJ & Associates, LLP is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by KLJ and Associates for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $1,500 in 2012 and $3,800 for the 2012 fiscal year.

Audit-Related Fees

There were no fees billed by KLJ and Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended June 30, 2012and 2011, respectively.

Tax Fees

The aggregate fees billed by KLJ and Associates for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2012 and 2011, respectively.

There were no fees billed by KLJ and Associates for other products and services for the fiscal years ended June 30, 2012 and 2011, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.

Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (KLJ and Associates)

•	Balance Sheets at June 30, 2012

•	Statements of Operations from Sept. 19, 2009 to June 30, 2012.

•	Statements of Changes in Shareholders’ (Deficit) Equity for the period from Sept. 19, 2009 (Date of Inception) to June 30, 2012

•	Statements of Cash Flows from Sept. 19, 2009 to June 30, 2012

•	Notes to Financial Statements

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

__________________

*Included herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dewmar International BMC, Inc. (f.k.a Mirador, Inc.).

We have audited the accompanying balance sheets of Dewmar International BMC, Inc (f.k.a Mirador, Inc.). (a development stage company) (the “Company”) as of June 30, 2012 and 2011 , and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2012 and 2011 and for the period September 19, 2009 (Inception) to June 30, 2012. Dewmar International BMC, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Dewmar International BMC, Inc. (f.k.a Mirador, Inc.). as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the years ended June 30, 2012 and 2011 and for the period September 19, 2009 (Inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended June 30, 2012 and 2011 and for the period September 19, 2009 (Inception) to June 30, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

May 19, 2014

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$-	$-
Receivable from acquisition target	-	43,800
Total current assets	-	43,800

Total assets	$-	$43,800

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
		-
Current liabilities
Accounts Payable	$15,140	$4,139
Total current liabilities	15,140	4,139

Total liabilities	15,140	4,139

Stockholders' (Deficit) Equity
Preferred stcok, $0.001 par value, 25,000,000 shares authorized, no shares outstanding	-	-
Common Stock: $.001 par value, 75,000,000 shares authorized, 10,438,000 shares issued and outstanding	10,438	10,438
Additional paid-in capital	43,482	43,482
Accumulated deficits	(69,060)	(14,259)
Total stockholders' (deficit) equity	(15,140)	39,661

Total liabilities and stockholders' (deficit) equity	$-	$43,800

See accompanying notes to financial statements

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Statements of Operations

	Year Ended June 30, 2012	Year Ended June 30, 2011	For the Period from Inception on September 19, 2009 to June 30, 2012

Revenue	$-	$-	$-

Expenses
General and administrative	54,801	5,308	69,060
Total expenses	54,801	5,308	69,060

Net loss	$(54,801)	(5,308)	$(69,060)

Basic loss per common share	$(0.00)	(0.00)

Weighted average shares outstanding	10,438,000	10,084,200

See accompanying notes to financial statements

Dewmar International BMC, Inc.
(f.k.a Mirador, Inc.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity

	Preferred Series A		Common Shares		Additional Paid in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Inception (September 19, 2009)

Common stock issued for cash	-	-	10,000,000	10,000	-	-	10,000

Net loss for period (September 19 2009 through June 30, 2010)	-	-	-	-	-	(8,951)	(8,951)

Balance June 30, 2010	-	-	10,000,000	10,000	-	(8,951)	1,049

Shares used for acquisition	-	-	438,000	438	43,362	-	43,800

Forgiveness of debt from related party	-	-	-	-	120	-	120

Net loss	-	-	-	-	-	(5,308)	(5,308)

Balance, June 30, 2011	-	-	10,438,000	10,438	43,482	(14,259)	39,661

Net loss	-	-	-	-	-	(54,801)	(54,801)

Balance, June 30, 2012	-	-	10,438,000	10,438	43,482	(69,060)	(15,140)

DewMar International BMC, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2012	Year Ended June 30, 2011	For the Peroid from September 19, 2009 (Inception) to June 30, 2012

Cash flows from operating activities

Net loss	$(54,801)	$(5,308)	$(69,060)
Adjustments to reconcile net loss to net cash used in operating activities
Bad Debt Expense	43,800	-	43,800
Changes in operating assets and liabilities
Other assets	-	250	-
Accounts payable	11,001	4,139	15,140
Net cash used in operating activities	-	(919)	(10,120)

Cash flows from investing activities
Organization costs	$-	$-	$-
Net cash used by investing activities	-		-

Cash flows from financing activities
Loan from shareholder	$-	$-	$100
Capital contribution	-	20	20
Proceeds from sale of stock	-	-	10,000
Net cash provided by financing activities	-	20	10,120

Net change in cash	-	(899)	-

Cash at beginning of period	-	899	-

Cash at end of year	$-	$-	$-

Supplemental cash flow Information:
Cash paid for interest	-	-	-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2012 and 2011

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.) collectively referred to herein as “Dewmar International BMC, Inc.”, or the “Company”), has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended June 30, 2011 and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein

Use of Estimates

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2012, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of June 30, 2012, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

DEWMAR INTERNATIONAL BMC, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Year Ended June 30, 2012 and 2011

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended June 30, 2012 of ($69,060). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3: STOCKHOLDERS’ EQUITY: COMMON AND PREFERRED STOCK

The authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $0.001 per share, of which there was 10,000,000 issued and outstanding to Stephen A. Schramka, the Company’s director and shareholder, in exchange for $10,000. On June 11, 2011 the Company issued 438,000 for $43,800. There are not currently any preferred shares issued or outstanding. There were 10,438,000 shares outstanding as of June 30, 2012 and 2011.

NOTE 4: INCOME TAXES

At June 30, 2012, the Company had a federal operating loss carryforwards of $69,060 The carryforwards begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$24,171	$4,991
Less: Valuation allowance	(24,171)	(4,991)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of June 30, 2012 and 2011 was $24,171 and $4,991, which will begin to expire 2030.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2012 and 2011 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2012 and 2011:

	2012	2011
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 5: SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dewmar International BMC, Inc.

Date: May 22, 2014

	By:	/s/ Charles Mui
Charles Mui, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 22, 2014

	By:	/s/ Charles Mui
Charles Mui, President and Director
(Principal Executive Officer)

Date: May 22, 2014

	By:	/s/ Charles Mui
Charles Mui, Chief Financial Officer
(Principal Financial and Accounting Officer)

