Form 10-Q
period 2012-09-30
MEGAS INC
filed 2014-05-30
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2012

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-164392

Mirador, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-10000407
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9313 Canyon Classic
Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

Registrant’s Phone: 775-781-4143

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

Yes ☒  No☐

As of Sept. 30, 2012, the issuer had 10,438,000 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

Mirador, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

3

Mirador, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts Payable	$15,250	$15,140
Total current liabilities	15,250	15,140

Total liabilities	15,250	15,140

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock: $.001 par value, 75,000,000 shares authorized, 10,438,000 shares issued and outstanding	10,438	10,438
Additional paid-in capital	43,482	43,482
Receivable from acquisition target	-	-
Deficit accumulated during the development stage	(69,170)	(69,060)
Total stockholders’ (deficit) equity	(15,250)	(15,140)

Total liabilities and stockholders’ (deficit) equity	$-	$-

See accompanying notes to condensed financial statements

F-1

Mirador, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	For the Period from Inception on September 19, 2009 to September 30, 2012

Revenue	$-	$-	$-

Expenses
General and administrative	110	-	69,170
Total expenses	110	-	69,170

Net loss	$(110)	-	$(69,170)

Basic loss per common share	$(0.00)	-	$-

Weighted average shares outstanding	10,438,000	10,438,000

See accompanying notes to condensed financial statements

F-2

Mirador, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended September 30, 2012	Three months ended September 30, 2011	For the Peroid from September 19, 2009 (Inception) to September 30, 2012

Cash flows from operating activities
Net loss	$(110)	$-	$(69,170)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt			43,800
Forgiveness of debt			120
Changes in operating assets and liabilities:
Accounts payable	110	-	15,250
Net cash used in operating activities	-	-	(10,000)

Cash flows from financing activities
Proceeds from sale of common stock	-	-	10,000
Net cash provided by financing activities	-	-	10,000

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of year	$-	$-	$-

Supplemental cash flow Information:
Cash paid for interest	-	-	-
Cash paid for income taxes	$-	$-	$-

Non-cash activity
Bad debt			43,800
Forgiveness of debt			120

See accompanying notes to condensed financial statements

F-3

Mirador, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited financial statements of Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.) collectively referred to herein as “Dewmar International BMC, Inc.”, or the “Company”), has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended June 30, 2012 and notes thereto contained in the Company’s Form 10-K filed with the SEC as well as the unaudited financial statements for the period ended September 30, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the form 10-K have been omitted.

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

Because the Company offered no option or other convertible debt instrument issued, as of September 30, 2012, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

Mirador, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2012 and the

Period of September 19, 2009 (Inception) to September 30, 2012

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended September 30, 2012 of ($69,170). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

The authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $0.001 per share, of which there was 10,000,000 issued and outstanding to Stephen A. Schramka, the Company’s director and shareholder, in exchange for $10,000 in cash on September 19, 2009. There are not currently any preferred shares issued or outstanding

NOTE 5: SUBSEQUENT EVENT

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

Results of Operations

Since inception on September 19, 2009, revenue has been $0. Expenses for the three months ended September 30, 2012 were $110 compared to $0 for the three months ended September 2011 and $69,170 since inception (September 19, 2009).

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

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See “Financial Statements.” This lack of diversification should be considered a substantial risk to shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

We will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s or 10-KSB’s, agreements and related reports and documents. The Securities Exchange Act of 1934 (the “34 Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officer and director has not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a “shell” company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax- free” reorganization under Sections 368a or 351 of the Internal Revenue Code (the “Code”).

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders.

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

Our officer and shareholder has verbally agreed that he will advance any additional funds which may be needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no dollar cap on the amount of money which such persons will advance to us. We will not borrow any funds from anyone other than its current shareholder for the purpose of repaying advances made by the shareholder, and we will not borrow any funds to make any payments to the Company’s promoters, management or their affiliates or associates.

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

There are no arrangements, agreements or understandings between non-management individuals and us under which non-management can conduct the Company’s affairs.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Sept. 30, 2012.

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

As of Sept. 30, 2012, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Sept. 30, 2012 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Sept. 30, 2012:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended Sept. 30, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Sept. 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended June 30, 2012.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 27, 2014

Mirador, Inc.
Registrant

By:	/s/ Charles Mui
Charles Mui Chairman of the Board Chief Executive Officer

