Form 10-Q
period 2012-12-31
MEGAS INC
filed 2014-06-02
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Registrant's Phone: 775-781-4143

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of December 31, 2012, the issuer had 10,438,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Mirador, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012

3

Mirador, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	December 31,	June 30,
	2012	2012
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts Payable	$15,250	$15,140
Total current liabilities	15,250	15,140

Total liabilities	15,250	15,140

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $.001 par value, 75,000,000 shares authorized, 10,438,000 shares issued and outstanding	10,438	10,438
Additional paid-in capital	43,482	43,482
Deficit accumulated during development stage	(69,170)	(69,060)
Total stockholders' (deficit) equity	(15,250)	(15,140)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to condensed financial statements

Mirador, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	For the Period from Inception on September 19, 2009 to December 31, 2012

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	-	43,800	110	43,800	69,170

Total expenses	-	43,800	110	43,800	69,170

Net loss	$-	(43,800)	(110)	(43,800)	$(69,170)
				-
Basic loss per common share	$-	$-	$-	$-

Weighted average shares outstanding	10,438,000	10,438,000	10,438,000	10,438,000

See accompanying notes to condensed financial statements

Mirador, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	For the Period from September 19, 2009 (Inception) to December 31, 2012

Cash flows from operating activities

Net loss	$(110)	$(43,800)	$(69,170)
Adjustments to reconcile net loss to net cash used in operating activities			-
Bad debt	-	43,800	43,800
Forgiveness of debt	-	-	120
Changes in operating assets and liabilities:

Accounts payable	110	-	15,250
Net cash used in operating activities	-	-	(10,000)

Cash flows from financing activities
Proceeds from sale of common stock	-	-	10,000
Net cash provided by financing activities	-	-	10,000

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of year	$-	$-	$-

Supplemental cash flow Information:

Cash paid for interest	-	-	-

Cash paid for income taxes	$-	$-	$-

See accompanying notes to condensed financial statements

Mirador, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited financial statements of Dewmar International BMC, Inc, (f.k.a as Mirador, Inc.) collectively referred to herein as “Dewmar International BMC, Inc.”, or the “Company”), has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended June 30, 2011 and notes thereto contained in the Company’s Form 10-K filed with the SEC as well as the unaudited financial statements for the period ended December 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the form 10-K have been omitted.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2012, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of December 31, 2012, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended December 31, 2012 of ($69,170). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 4: STOCKHOLDERS’ EQUITY: COMMON AND PREFERED STOCK

The authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $0.001 per share, of which there was 10,000,000 issued and outstanding to Stephen A. Schramka, the Company’s director and shareholder, in exchange for $10,000 in cash on September 19, 2009. On June 11, 2011 the Company issued 438,000 shares for $43,800. There are not currently any preferred shares issued or outstanding. There were 10,438,000 shares outstanding as of December 31, 2012 and 2011.

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

Results of Operations

The Company has $0 revenue since inception on September 19, 2009. For the three months ended December 31, 2012 expenses were $0 compared to $43,800 for the three months ended December 31, 2011. For the six months ended December 31, 2012 expenses were $110 compared to $43,800 for the six month period ended December 31, 2011. The decrease was due to a decrease in costs related to the prior Dewmar International BMC, Inc. transaction. Expenses since inception on September 19, 2009 were $69,170.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of December 31, 2012.

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

As of December 31, 2012, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2012 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended December 31, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 30, 2014

Mirador, Inc.
Registrant

By: /s/ Charles Mui
Charles Mui
Chairman of the Board
Chief Executive Officer

