Form 10-Q
period 2013-03-31
MEGAS INC
filed 2014-06-12
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-164392

Megas, Inc.

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

Yes ☐ No ☒

As of December 31, 2013, the issuer had 10,438,000 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

Megas, INC. (f/k/a Mirador, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2013

3

Megas, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$300	$-
Total current assets	300	-

Intangible assets
Website	3,500	-
Total Intangible assets	3,500	-

Total assets	3,800	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts Payable	$15,390	$15,140
Loan from shareholder	5,300	-
Total current liabilities	20,690	15,140

Total liabilities	20,690	15,140

Stockholders’ (Deficit) Equity		-
Megas, Inc. stockholders’ (deficit) equity
Series A Preferred stock $.001 par value, 20,000,000 shares authorized, 2,800,000 shares issued and outstanding	2,800	-
Series B Preferred stock no par value, 5,000,000 shares authorized 0, outstanding	-	-
Common Stock: $.001 par value, 100,000,000 shares authorized, 10,438,000 shares issued and outstanding	10,438	10,438
Additional paid-in capital	43,482	43,482
Deficit accumulated during development stage	(74,310)	(69,060)
Total Megas, Inc. stockholders’ (deficit) equity	(17,590)	(15,140)
Non-controlling interest	700	-
Total stockholders’ (deficit) equity	(16,890)	(15,140)

Total liabilities and stockholders’ (deficit) equity	$3,800	$-

See accompanying notes to condensed financial statements

F-1

Megas, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2013		Nine Months Ended March 31, 2012	For the Period from Inception on September 19, 2009 to March 31, 2013

Revenue	$-	$		$		$-	$-

Expenses
General and administrative	5,140		-		5,250	43,800	74,310
Total expenses	5,140		-		5,250	43,800	74,310

Net loss	$(5,140)		-		(5,250)	(43,800)	$(74,310)

Basic loss per common share	$-		-		-	-

Weighted average shares outstanding	27,668,769		10,438,000		16,058,438	10,438,000

See accompanying notes to condensed financial statements

F-2

Megas, Inc.
(f.k.a Mirador, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012	For the Peroid from September 19, 2009 (Inception) to March 31, 2013

Cash flows from operating activities
Net loss	$(5,250)	$(43,800)	$(74,310)
Adjustments to reconcile net loss to net cash used in operating activities
Bad Debt	-	43,800	43,800
Forgiveness of debt	-	-	120
Changes in operating assets
Accounts payable	250	-	15,390
Net cash used in operating activities	(5,000)	-	(15,000)

Cash flows from financing activities
Proceeds from loan from shareholder	5,300	$-	$5,300
Procedds from sale of common stock	-	-	10,000
Donated capital	-	-	-
Net cash provided by financing activities	5,300	-	15,300

Net change in cash	300	-	300

Cash at beginning of period	-	-	-

Cash at end of year	$300	$-	$300

Supplemental cash flow Information:
Cash paid for interest		-	-
Cash paid for income taxes		$-	$-

Non-cash Activity
Stock issued in aquisiton	$2,800	$-	$2,800
Bad Debt	$-	$43,800	$43,800
Forgiveness of debt	$-	$-	$120

See accompanying notes to condensed financial statements

F-3

MEGAS, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited financial statements of Megas, Inc. collectively referred to herein as “Megas”, or the “Company”), has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended June 30, 2012 and notes thereto contained in the Company’s Form 10-K filed with the SEC as well as the unaudited financial statements for the period ended March 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the form 10-K have been omitted.

The consolidated financial statements include the accounts of Megas, Inc and Sexy Population, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2013, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of March 31, 2013, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

MEGAS, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended March 31, 2013 of ($74,310). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 4: STOCKHOLDERS’ EQUITY: COMMON AND PREFERRED STOCK

In January 2013 the Company restated its articles of incorporation and amended is capital stock structure. The capital stock structure of the Company now consist of 25,000,000 authorized shares of preferred stock of which 20,000,000 shares are designated Series A Preferred and 5,000,000 shares designated as Series B Preferred. As well as 100,000,000 authorized shares of common stock

Preferred Series A stock has a par value of $.001 and each share is convertible into ten shares of common stock.There were 2,800,000 shares issued in February 2013 in relation to an anquisition with SexY Population LLC, See note 5.

Preferred Series B stock has no par value

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share, of which there was 10,438,000 issued and outstanding as of March 31, 2013.

MEGAS, INC.

(f.k.a Mirador, Inc.)

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 5: ACQUISITION

On February 5, 2013 the Company entered into a acquisition agreement with Sexy Population, LLC. The Company acquired an 80% interest in Sexy Population LLC through the issuance of 2,800,000 shares of Series A preferred stock with a par value of $.001.

The agreement also provides that Megas will fund Sexy Population LLC for the next twenty four months in the amount of $25,000 per month The above mentions financing is contingent on the amount of funds raised in Megas’ register offering and therefore said amount can be nogetiated, by mutual agreement of both and Company and Sexy Population, LLC

The assets acquired by the company consisted of a website and various marketing materials.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through the date of this filing, and determined there are no events to disclose.

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

Results of Operations

Revenue since inception on September 19, 2009 is $0.

Expense for the three months ended March 31, 2013 were $5,140 compared to $0 for the three months ended March 31, 2012.

Expenses for the nine months ended March 31, 2013 were $5,250 compared to $43,800 for the nine months ended March 31, 2012. The decline in expenses was primarily due to the decrease in professional fees related to the terminated Dewmar International BMC, Inc. transaction.

Expenses since inception on September 19, 2009 were $74,310.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2013.

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

As of March 31, 2013, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of March 31, 2013 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2013:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended March 31, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: June 12, 2014

Dewmar International BMC, Inc.
Registrant

By:	/s/ Charles Mui
Charles Mui Chairman of the Board Chief Executive Officer

