Form 10-K
period 2013-06-30
MEGAS INC
filed 2014-07-31
CIK 1474459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

Commission file number: 333-164392

MEGAS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-10000407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9313 Canyon Classic, Las Vegas, NV 89147
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 900-5550

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

For the year ended June 30, 2013, the issuer had no revenues.

As of June 30, 2013, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of June 30, 2013 was 11,963,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Megas, Inc

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

PART 1

ITEM 1. BUSINESS.

We were incorporated on September 19, 2009 under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations date. Other than issuing shares to its original shareholder, we never commenced any operational activities.

We were formed by Stephen A. Schramka, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

On February 5, 2013 the Company entered into an acquisition agreement with Sexy Population, LLC and XS Modeling, LLC. The Company acquired an 80% interest in Sexy Population, LLC and XS Modeling, LLC. The Company issued 5,600,000 shares of Series A preferred stock with a value of $1.00 per share.

The agreement provides that Megas will fund XS Modeling, LLC for the next twenty four months in the amount of $9,500. The above mentioned financing is contingent on the amount of funds raised in Megas' register offering and therefore said amount can be negotiated by mutual agreement of both the Company and XS Modeling, LLC.

On January 31, 2013 the Company entered into an acquisition agreement with Excelsior Management, LLC to acquire 100% ownership interest in AfterPartyLive.com, LLC. The Company issued 1,500,000 common shares of Megas Inc valued at $0.20 per share for a total consideration of $300,000 the assets acquired consisted of equipment worth 10,000 and a website valued at 5,000. The Company recorded addition consideration in excess of fair market value of $285,000.

Under the agreement the Company will pay a 6% royalty interest of all gross profit pertaining to the streaming divisions of Megas. Royalties are to be paid on quarterly basis. As of June 30, 2013 and 2012 no royalties were owed.

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

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, Mr. Muianticipates devoting between 10 to 30 hours per month to our business. Our officer has not entered into written employment agreements with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of our officer and director, loss of the services of any of these individuals would adversely affect our development of our business and its likelihood of continuing operations. See "MANAGEMENT."

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property As of June 30, 2013, we use a corporate office located at 9313 Canyon Classic, Las Vegas, Nevada 89147 and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None for the period ended June 30, 2013.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of June 30, 2013 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of June 30, 2013, there was 1 record holder of all of our issued and outstanding shares of Common Stock.

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

We have no full time employees. Mr. Mui has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our plan can be implemented by our officer devoting approximately 10 to 30 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

On February 5, 2013 the Company entered into an acquisition agreement with Sexy Population, LLC and XS Modeling, LLC. The Company acquired an 80% interest in Sexy Population, LLC and XS Modeling, LLC. The Company issued 5,600,000 shares of Series A preferred stock with a value of $1.00 per share.

The agreement provides that Megas will fund XS Modeling, LLC for the next twenty four months in the amount of $9,500. The above mentioned financing is contingent on the amount of funds raised in Megas' register offering and therefore said amount can be negotiated by mutual agreement of both the Company and XS Modeling, LLC.

On January 31, 2013 the Company entered into an acquisition agreement with Excelsior Management, LLC to acquire 100% ownership interest in AfterPartyLive.com, LLC. The Company issued 1,500,000 common shares of Megas Inc valued at $0.20 per share for a total consideration of $300,000 the assets acquired consisted of equipment worth 10,000 and a website valued at 5,000. The Company recorded addition consideration in excess of fair market value of $285,000.

Under the agreement the Company will pay a 6% royalty interest of all gross profit pertaining to the streaming divisions of Megas. Royalties are to be paid on quarterly basis. As of June 30, 2013 and 2012 no royalties were owed.

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

Results of Operations

Revenue from the inception of the Company to June 30, 2013 is $0.

Expenses for the year ended June 30, 2013 were $11,807,338 and expenses from inception to June 30, 2013 were $11,876,398.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2013, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2013:

Name	Age	Position	Period of Service(1)

Charles Mui		President, Secretary, Treasurer, and Director	January 17, 2013 to Current

Notes:

(1) Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

(2) Charles Mui has outside interests and obligations to other than Megas, Inc. He intends to spend approximately 10 to 30 hours per month on our business affairs.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Charles Mui, CEO, CFO, President, Secretary, Treasurer, Director

●            As one of the leaders in the MLM and Affiliate marketing industries Charles Mui has done a tremendous number of things as a consultant and architect. The ability to bridge the gap of communication between leadership and performance has been unprecedented in his working relationships. As a master communicator his involvement in Megas VIP is a welcome placement of authority and skill that is vital to the success of the model.

●            Some Vital Points about Charles Mui:

●            Successful Business Professional in Network Marketing and Internet Marketing. Full time in the MLM and direct sales industry since 2002. Charles is one of the most sought after marketing system architects for both the affiliate marketing and network marketing industries.

●            Served as master distributor of international MLM organizations that have done multi millions in sales revenue in over 60 countries with over 35,000 marketing agents. 2008-2010

●            Compensation plan consultant and author for both MLM and affiliate industry. Direct experience in working with programing teams to design compensation system and genealogy technology.

●            Successfully ran customer acquisition campaign of over 45,000 customers on monthly auto-ship. Over 200,000 orders were generated from that campaign.

●            Strong understanding and over 7 years of direct experience in programming and designing Internet based marketing systems. Powerline systems, CRM, Landing pages, etc.

●            Merchant processing strategy consultant. Many direct banking and processing relationships.

●            Experienced in call center operations for international and domestic. Managed teams for inbound and outbound sales and customer service.

●            Professional speaker and trainer for the direct sales and MLM industry.

●            Over 6 years of experience in Internet based lead generation. Specializing in home based business leads, weight loss leads, nutritional customer acquisition, and continuity rebilling.

●            Sales and marketing copy specialist with an emphasis on legal compliance for both wellness and home business wording.

●            Nutritional products review specialist, product tester, and consultant. 8 years of experience working with product formulators, manufactures, wholesalers, and distributors.

●            Highly respected Affiliate Marketing and MLM consultant specializing in how to Build, Grow, and Stabilize a successful "Start-Up MLM Company" / Domestic and International Expansion / Compensation Plan Development / Recruiting and Retention Systems/ Field-Development, Teamwork, and Leadership Trainings.

●            Charles Mui’s body of work- The below examples represent a portion of what I have done the last 10 years. Many of the sites are no longer being hosted.

●            Introduction- Over the last 10 years I have been a full time marketer.

●            2002- Mannatech Independent Distributor:

●            Worked with the corporate team on compliance issues.

●            Produced 3rd party DVD’s and printed marketing materials

●            Created a 3rd party marketing system. “powerline”

●            2004- 2005 - Toured the country with sales trainers and leaders. Visited many corporate teams and met with hundreds of top leaders.

●            2005 – Founded FundingSuccess.org an organization that creates residual income for non-profit organizations through network marketing. I worked with corporate MLM management to create non-profit programs. The largest success for FundingSuccess was to work with the http://thepottershouse.org/ a very large non-profit church where we did a TV show with Bishop TD Jakes and worked their flagship event MegaFest. The Potters House, for which he still receives residual checks for the promotions in 2005.

●            2006- New Vision Independent Distributor:

●            Top Earner of a companywide bonus offer by the owner.

●            Managed a lead co-op for ForteBuilder a 3rd party powerline system

●            2006 – Worked with 5Linx corporate team to create their nonprofit program.

●            2006- DrinkACT

●            Helped the rebranding of the company from M2Cglobal to DrinkACT

●            Set up retail distribution program for the Dallas metro area

●            Built a 3rd party powerline system for master distributors

●            2005 - 2006- Started producing marketing systems for the MLM industry.

●            Worked for Ben Glinsky founder of the below companies.

●            http://prowealthsolutions.com/ landing page http://founder.pwsjoin.com/

●            http://www.pro-builder-plus.com/ landing page http://www.mybigsuccess.com/

●            http://myworldplus.com/ website http://founder.myworlddiscounts.com/

●            2006- Started working with Software Engineering and Development company www.ApogeeInvent.com

●            Building internet marketing technology

●            Consulting on the MLM software

●            Started a JV with ApogeeInvent CEO Beto Parades. Avalanche Media Inc., an Affiliate Network.

●            2007- Built a direct sales organization with founder of www.BreezeWorld.com Andrew Faridani.

●            Started to bring the company to the USA.

●            2007 - Started the build of Affiliate Marketing technology with ApogeeInvent.com

●            2008 – Master Distributor of http://www.rejuvenateworldwide.com/

●            Created an international team of over 35,000 reps in 9 months

●            Set and executed a customer acquisition program for weight loss and skin care. Over 45,000 customers on auto-ship acquired in 5 months.

●            Developed the products, website, landing pages, and other aspects of the start MLM.

●            http://www.apogeegate.com/samples/renew/

●            http://www.apogeegate.com/samples/renew2/

●            2008 – Founded Magnet Marketing Firm – www.magnetmarketingfirm.com Review the portfolio for examples of work http://www.magnetmarketingfirm.com/portfolio/

●            2008 – Visalus - Created direct sales materials with Blake Mallen for the online customer acquisition campaign. Worked with the Visalus programming team to add in the tracking tools for the CPA campaign. http://www.charles.incomebyvi.com/ http://www.charles.incomebyvi.net/

●            2008 – Built 3rd party powerline for Body Alive called SuccessAlive

●            2009 – Master Distributor of http://alivemax.com/ - Built a team of over 18,000 distributors

●            www.magnet.alivebuilder.com

●            Created a direct response customer acquisition program for AliveMax.

●            English - http://cpa.alivemaxspecial.com/?sid=32-

●            French - https://www.cpapark.com/affiliate/offerViewLandingPage?AID=375&OID=2

●            German - https://www.cpapark.com/affiliate/offerViewLandingPage?AID=375&OID=3

●            2009 – MLM Affiliate marketing consulting

●            Built marketing systems for many companies

●            http://www.apogeeinvent.com/landing-page-design/

●            2009 – Started http://product2web.com/ with ApogeeInvent.com

●            2009 – Built the first MLM, CPA, Marketing system

●            http://www.mygenasante.com/corporate.php?p=home

●            Genasante was run by John Souza and Monty Taylor former CEO and CMO of GeneWize.

●            Continued development of MLM software and affiliate technology

●            2010 – Continued Development of the MLM Software.

●            Built “The Hemp Network” MLM and provided the software

●            Built Xenerchi an MLM; wrote the comp plan and did the branding. http://xenerchi.com

●            Partnered with www.NaturesUphoria.com built their affiliate program and retail distribution

●            Built several marketing systems with www.Naxum.com

○            www.ganobuilder.com

○            www.incomebyvi.com

○            www.vipworldwidepartners.com

○            http://evolvbuilder.com/

○            Art Fest International – examples available upon request

○            http://mynaturesystem.com/

●            Set Up API and leads stores with www.hbbleads.com and Peak USA

●            2011 – Built the affiliate network www.Alignnet.com and Social Media Marketing company www.Feshtwistmedia.com

●            2011 - 2012 – System Development, MLM consulting, and affiliate offer creation

●            www.wealthsupersystem.com and http://www.wealthsupersystem.net/

●            www.mywealthfusion.com login available upon request

●            www.asuccessline.com login available upon request

●            http://xperienceteam.com/pi.php?pi=999 and http://www.xperiencetix.com/pi.php?pi=999

●            http://homebizmatch.mycoffeebiz.com/

●            http://www.xtremeshock.com/

●            http://www.postalparrot.com/

●            http://solarsavingsamerica.com/ landing page http://www.solarsavingsamerica.com/go-solar/

●            http://www.designjewelry.com/

●            http://homebizmatch.likemanna360.com and http://homebizmatch.mymanna360.com

●            2012 – MLM corporate executive, sales team builder, office set up

●            Set up direct sales team and office in Huntington Beach, CA

●            Set up 2 offices for Genewize Life Sciences a public MLM company

●            Turnaround of Genewize into foru international.

●            Direct response lead generation campaigns for MLM increased sales over 30%

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Mui is our sole officer and director.  Mr. Mui does not receive any regular compensation for his services rendered on our behalf. Mr. Mui did not receive any compensation during the years ended June 30, 2013 and 2012. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class
Sunset Perspective, Inc.	Common Stock	10,000,000	100%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of June 30, 2013, our Board of Directors consist of three directors. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KLJ & Associates, LLP is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by KLJ &Associates, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $1,500 in 2012 and $3,800 for the 2013 fiscal year.

Audit-Related Fees

There were no fees billed by KLJ &Associates, LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended June 30, 2013 and 2012, respectively.

Tax Fees

The aggregate fees billed by KLJ &Associates, LLP for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2013 and 2012, respectively.

There were no fees billed by KLJ &Associates, LLP for other products and services for the fiscal years ended June 30, 2013 and 2012, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.

Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (KLJ &Associates, LLP)

•	Consolidated Balance Sheets at June 30, 2013 and 2012

•	Consolidated Statements of Operations for the years ended June 30, 2013 and 2012 from Sept. 19, 2009 to June 30, 2013.

•	Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the period from Sept. 19, 2009 (Date of Inception) to June 30, 2013

•	Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012 from Sept. 19, 2009 to June 30, 2013

•	Notes to Financial Statements

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

__________________

*Included herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Megas, Inc. (f.k.a Mirador, Inc.).

We have audited the accompanying consolidated balance sheets of Megas, Inc. (f.k.a Mirador, Inc.). (a development stage company) (the “Company”) as of June 30, 2013 and 2012 , and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2013 and 2012 and for the period September 19, 2009 (Inception) to June 30, 2013. Megas, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Megas, Inc. (f.k.a Mirador, Inc.) as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012 and for the period September 19, 2009 (Inception) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended June 30, 2013 and 2012 and for the period September 19, 2009 (Inception) to June 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
July 30, 2014

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

Megas, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	30-Jun	June 30
	2013	2012

ASSETS

Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Fixed assets
Equipment	10,000	-
	10,000	-

Intangible assets
website	8,500	-
Total Intangible assets	8,500	-

Total assets	18,500	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Bank overdrafts	$54	$-
Accounts Payable	15,390	15,140
Loan from shareholder	5,034	-
Total current liabilities	20,478	15,140

Total liabilities	20,478	15,140

Stockholders' (Deficit) Equity
Series A Preferred stock $.001 par value, 20,000,000 shares authorized, 17,000,000 and 0 shares issued and outstanding as of June 30, 2013 and 2012, respectively	17,000	-

Series B Preferred stock $.001 par value, 5,000,000 shares authorized 500,000 and 0, outstanding as of June 30, 2013 and 2012, respectively	500	-

Common Stock: $.001 par value, 75,000,000 shares authorized, 11,963,000 and 10,438,000 shares issued and outstanding as of June 30, 2013 and 2012, respectively	11,963	10,438
Non-controlling interest	688	-
Additional Paid in Capital	17,459,457	43,482
Subscription Receivable	(5,000)	-
Accumulated deficits	(17,486,586)	(69,060)
Total stockholders' (deficit) equity	(1,978)	(15,140)

Total liabilities and stockholders' (deficit) equity	$18,500	$-

See accompanying notes to consolidated financial statements

Megas, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

	For the year ended June 30, 2013	For the year ended June 30, 2012	For the Period from Inception on September 19, 2009 to June 30, 2013

Revenue	$-	$-	$-

Expenses
Consulting	11,802,000	-	11,802,000
General and administrative	5,338	54,801	74,398
Total expenses	(11,807,338)	54,801	11,876,398

Other Income (Expense)
Additional consideration paid in excess of fair market value	(5,612,200)	-	(5,612,200)

Net loss	$(17,419,538)	(54,801)	$(17,488,598)

Net (loss) applicable to non-controlling interest	12	-	12

Net loss applicable to Megas, Inc.	(17,419,526)	(54,801)	(17,488,586)

Basic loss per common share	$(1.58)	$(0.01)	-

Weighted average shares outstanding	11,046,333	10,438,000	-

See accompanying notes to consolidated financial statements

Megas, Inc.

(f.k.a Mirador, Inc.)

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Stockholders' Equity

										Deficit
							Additional		Non	Accumulated	Total
	Preferred Series A		Preferred Series B		Common Shares		Paid in	Subscription	controlling	During	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Development	Deficit
Inception (September 19, 2009)

Common stock issued for cash	-	-	-	-	10,000,000	10,000	-	-	-	-	10,000

Net loss for period (September 19 2009 through
June 30, 2010)	-	-	-	-	-	-	-	-	-	(8,951)	(8,951)

Balance June 30, 2010	-	-	-	-	10,000,000	10,000	-	-	-	(8,951)	1,049

Shares used for acquisition	-	-	-	-	438,000	438	43,362	-	-	-	43,800

Forgiveness of debt from related party	-	-	-	-	-	-	120	-	-	-	120

Net loss	-	-	-	-	-	-	-	-	-	(5,308)	(5,308)

Balance, June 30, 2011	-	-	-	-	10,438,000	10,438	43,482	-	-	(14,259)	39,661

Net loss	-	-	-	-	-	-	-	-	-	(54,801)	(54,801)

Balance, June 30, 2012	-	-	-	-	10,438,000	10,438	43,482	-	-	(69,060)	(15,140)

Shares used for acquisiton	5,600,000	5,600			1,500,000	1,500	5,622,900	-	700	-	5,630,700

Shares issued for services	11,400,000	11,400	500,000	500			11,788,100	-			11,800,000

Shares issued for cash	-	-	-	-	25,000	25	4,975	(5,000)			-

Net loss	-	-	-	-	-	-	-	-	(12)	(17,417,526)	(17,417,538)

Balance June 30, 2013	17,000,000	17,000	500,000	500	11,963,000	11,963	17,459,457	(5,000)	688	(17,486,586)	(1,978)

See accompanying notes to consolidated financial statements

Megas, Inc.

(f.k.a Mirador, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the year ended June 30, 2013	For the year ended June 30, 2012	For the Period from September 19, 2009 (Inception) to March 31, 2013

Cash flows from operating activities
Net loss	$(17,417,538)	$(54,801)	$(17,486,598)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt	-	43,800	43,800
Forgiveness of debt	-	-	120
Stock issued for services	11,802,000	-	11,802,000
Stock issued for acquisition	5,612,200	-	5,612,200
Change in operating assets and liabilities
Accounts payable	250	11,001	15,390
Net cash used in operating activities	(5,088)	-	(15,088)

Cash flows from financing activities
Bank overdrafts	$54	$-	$54
Loan from shareholder	5,034	-	5,034
Proceeds from sale of stock	-	-	10,000
Net cash provided by financing activities	5,088	-	15,088

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of year	$-	$-	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash activity

See accompanying notes to consolidated financial statements

MEGAS, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited financial statements of Megas, Inc. collectively referred to herein as “Megas”, or the “Company”), has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended June 30, 2012 and notes thereto contained in the Company’s Form 10-K filed with the SEC as well as the unaudited financial statements for the period ended June 30, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the form 10-K have been omitted.

The consolidated financial statements include the accounts of Megas, Inc., Sexy Population, LLC, XS Modeling, LLC and AfterParty Live Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2013, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of June 30, 2013, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

MEGAS, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended June 30, 2013 of ($17,486,586). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 4: STOCKHOLDERS’ EQUITY: COMMON AND PREFERRED STOCK

In January 2013 the Company restated its articles of incorporation and amended is capital stock structure. The capital stock structure of the Company now consist of 25,000,000 authorized shares of preferred stock of which 20,000,000 shares are designated Series A Preferred and 5,000,000 shares designated as Series B Preferred. As well as 100,000,000 authorized shares of common stock.

There were 11,963,000 and 10,438,000 shares of common stock outstanding as of June 30, 2013 and 2012.

On February 5, 2013 The Company issued 5,600,000 shares of Preferred Series A stock valued @ $1.00 per share for 80% interest in Sexy Population, LLC and XS Modeling LLC.

On February 5, 2013 the Company issued 11,200,000 shares of Preferred Series A stock valued @$1.00 per share for consulting services.

On February 5, 2013 the Company issued 200,000 shares of Class A Preferred Series A stock valued @ $1.00 per share for consulting services.

On February 5, 2013 the Company issued 500,000 shares of Class B Preferred Series B stock valued @ $0.80 per share.

On February 5, 2013 the Company issued 1,500,000 shares of common stock valued @ $0.20 per share for the acquisition of AfterParty Live.com

On February 5, 2013 the Company issued 25,000 shares of common stock valued @ $0.20 per share related to stock subscription agreement.

Preferred Series A stock has a par value of $.001 and each share is convertible into five share of common stock.

Preferred Series B stock has a par value of $.001 and each is convertible into 4 shares of common stock.

There were 17,000,000 shares of Preferred A stock and 500,000 shares of Preferred B stock outstanding outstanding as of June 30, 2013.

The Company had 87,000,000 common shares equivalents not included in earning per share calculation since they are considered anti-dilutive.

NOTE 5: ACQUISITION

On February 5, 2013 the Company entered into an acquisition agreement with Sexy Population, LLC and XS Modeling, LLC. The Company acquired an 80% interest in Sexy Population, LLC and XS Modeling, LLC. The Company issued 5,600,000 shares of Series A preferred stock with a value of $1.00 per share.

The agreement provides that Megas will fund XS Modeling, LLC for the next twenty four months in the amount of $9,500. The above mentioned financing is contingent on the amount of funds raised in Megas' register offering and therefore said amount can be negotiated by mutual agreement of both the Company and XS Modeling, LLC.

On January 31, 2013 the Company entered into an acquisition agreement with Excelsior Management, LLC to acquire 100% ownership interest in AfterPartyLive.com, LLC. The Company issued 1,500,000 common shares of Megas Inc valued at $0.20 per share for a total consideration of $300,000 the assets acquired consisted of equipment worth $10,000 and a website valued at $5,000. The Company recorded addition consideration in excess of fair market value of $285,000.

Under the agreement the Company will pay a 6% royalty interest of all gross profit pertaining to the streaming divisions of Megas. Royalties are to be paid on quarterly basis. As of June 30, 2013 and 2012 no royalties were owed.

The assets acquired by the company consisted of a website and various marketing materials.

MEGAS, INC.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended June 30, 2013 and 2012

NOTE 6 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $17,486,586 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	June 30, 2013	June 30, 2012
Federal income tax benefit attributable to:
Current operations	5,921,963	18,632
Less: valuation allowance	(5,921,963)	(18,632)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	June 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	17,417,538	54,801
Less: valuation allowance	(17,417,538)	(54,801)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $17,486,598 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7: SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet through the date of this filing, and determined there are no events to disclose.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Megas, Inc.

Date: July 31, 2014

	By:	/s/ Charles Mui
Charles Mui, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 31, 2014

	By:	/s/ Charles Mui
Charles Mui, President and Director
(Principal Executive Officer)

Date: July 31, 2014

	By:	/s/ Charles Mui
Charles Mui, Chief Financial Officer
(Principal Financial and Accounting Officer)

