Form 10-Q
period 2013-09-30
MEGAS INC
filed 2015-07-02
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2013

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-164392

Megas, Inc.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-10000407
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1291 Galleria Dr. Suite 220
Henderson, NV	89104
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 900-5550

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

Yes ☒ No ☐

As of Sept. 30, 2013, the issuer had 15,750,500 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

MEGAS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

3

Megas, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	June 30,
	2013	2013

ASSETS

Current assets
Cash and cash equivalents	$13,966	$-
Total current assets	13,966	-

Fixed assets

Furniture and Equipment	10,662	10,000
Uniforms	-	-

Total Fixed assets	10,662	10,000

Intangible assets

Website	11,000	8,500

Total Intangible assets	11,000	8,500

Total assets	35,628	$18,500

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
		-
Current liabilities

Accounts Payable	$15,390	$15,390
Bank Overdrafts		54

Loan from Shareholder	34	5,034

Total current liabilities	15,424	20,478

Total liabilities	15,424	20,478

Stockholders' (Deficit) Equity
Series A Preferred stock $.001 par value, 20,000,000 shares authorized 17,000,000 and 17,000,000 shares issued and outstanding	17,000	17,000
Series B Preferred stock $.001 par value, 5,000,000 shares authorized 500,000 and 500,000, issued and outstanding	500	500
Common Stock: $.001 par value, 75,000,000 shares authorized, 15,750,500 and 11,963,000 shares issued and outstanding	15,751	11,963
Non-controlling interest	688	688
Additional paid-in capital	17,498,670	17,459,457

Subscription Receivable	-	(5,000)

Accumulated deficits	(17,512,403)	(17,486,586)

Total stockholders' (deficit) equity	20,206	(1,978)

Total liabilities and stockholders' (deficit) equity	$35,628	$18,500

See accompanying notes to the unaudited condensed consolidated financial statements

Megas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	For the Period from Inception on September 19, 2009 to September 30, 2013

Revenue	$35	$-	$35

Expenses
Consulting	-		11,800,000
General and administrative	25,852	110	100,250
Total expenses	25,852	110	11,900,250

Other Income (Expense)
Additional consideration paid in excess of fair market value	-	-	(5,612,200)

Net loss	(25,817)	(110)	(17,512,415)

Net (loss) applicable to non-controlling interest	-	-	12

Net loss applicable to Megas, Inc.	$(25,817)	(110)	$(17,512,403)

Basic loss per common share	$(0.00)	(0.00)	$-

Weighted average shares outstanding	15,750,500	10,438,000

See accompanying notes to the unaudited condensed consolidated financial statements

Megas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30, 2013	Three months ended September 30, 2012	For the Peroid from September 19, 2009 (Inception) to September 30, 2013

Cash flows from operating activities

Net loss	$(25,812)	$(110)	$(17,512,415)
Adjustments to reconcile net loss to net cash used in operating activities

Bad debt			43,800

Forgiveness of debt			120

Stock issued for services			11,802,000

Stock issued for acquisition			5,612,200
Changes in operating assets and liabilities:
Refundable Deposits

Accounts payable	-	110	15,390

Net cash used in operating activities	(25,812)	-	(40,905)

Cash flows from investing activities

Furniture and Equipment	(662)	-	(662)

Website	(2,500)	-	(2,500)
	(3,162)	-	(3,162)

Cash flows from financing activities
Bank overdrafts	(54)

Loan from shareholder			33

Proceeds from sale of common stock	43,000	-	58,000

Net cash provided by financing activities	42,946	-	58,033

Net change in cash	13,966	-	13,966

Cash at beginning of period	-	-	-

Cash at end of year	$13,966	$-	$13,966

Supplemental cash flow Information:

Cash paid for interest	-	-	-

Cash paid for income taxes	$-	$-	$-

Non-cash activity

See accompanying notes to the unaudited condensed consolidated financial statements

MEGAS, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited financial statements of Megas, Inc. collectively referred to herein as “Megas”, or the “Company”), has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the year ended June 30, 2013 and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2013, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of September 30, 2013, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

MEGAS, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended September 30, 2013 of ($17,512,403). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

There were 15,750,500 and 10,438,000 shares of common stock outstanding as of September 30, 2013 and 2012.

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

There were 17,000,000 shares of Preferred A stock and 500,000 shares of Preferred B stock issued and outstanding as of June 30, 2013.

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

MEGAS, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

NOTE 6: SUBSEQUENT EVENT

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

PLAN OF OPERATION

The Company was formed on September 17, 2009 in the State of Nevada. The Company is not a blank check company and has no plans for any merger or acquisition. The Company is a Shell Company as defined by as defined in Rule 405. As such no shares will be eligible to be sold or transferred under Rule 144 until in excess of 1 year from the filing of the equivalent of Form 10 information by the Company with the SEC.

We are a development stage company. In a unique and proprietary way Megas, Inc. will create a brand through our private events, modeling opportunities, distribution network, social networking and consumer products. The Megas brand aims to become a leader in the wellness industry by portraying a desirable lifestyle for our members.

Our Articles of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

RESULTS OF OPERATIONS

Revenue for the three month period ended September 30, 2013 were $35 as compared to $  for the period ended September 30, 2012. Expenses for the three month period ended September 30, 2013 were 25,852 compared to $110 for the same period in 2012 due to an increase in the Company’s operating activities.

GENERAL BUSINESS PLAN

Megas has a firm commitment to the wellness industry, which is rapidly growing. According to a report on euromonitor.com, Health and Wellness, already a billion dollar industry, will rise to become a trillion dollar industry by 2017. Through a unique approach, extensive product knowledge, and the rising current trends, Megas, Inc. is well positioned to make a major impact and launch a highly profitable company. In a recent analyst Insight by Ewa Hudson, Global Head of Health and Wellness Research at Euromonitor International, she predicts “global health and wellness sales on the way to hit a record high of US$1 trillion by 2017.”

http://blog.euromonitor.com/2012/11/health-and-wellness-the-trillion-dollar-industry-in-2017-key-research-highlights.html

Megas, Inc. offers a full line of health and wellness products ranging from lifestyle enhancement to sports performance to skin care. The Megas, Inc. corporate team has over 10 years experienced working with wellness products in the area of manufacturing, branding and distribution. The overall goal is to become the top choice wellness and lifestyle program in the marketplace.

Like other companies that develop through distributors and business opportunity seekers, Megas, Inc. has selected to use a multi-tier compensation program for its distributors. Another area of expertise the team brings to the table is a strong foundation in technology. The executive team of Megas, Inc. has over 10 years of experience building technologies for the direct response and multi-level marketing industries.

Infrastructure

Megas, Inc. is made up of strategically developed departments and acquired companies that all work towards the common goals of the parent company. These are set up to create a culture and brand that will innovate market growth in the wellness, modeling, VIP services, and entertainment industries.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Sept. 30, 2013.

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

As of Sept. 30, 2013, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Sept. 30, 2013 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Sept. 30, 2013:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended Sept. 30, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended Sept. 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended June 30, 2013.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 23, 2015

Megas, Inc.
Registrant

By:	/s/ Charles Mui
Charles Mui Chairman of the Board Chief Executive Officer

