Form 10-Q
period 2013-12-31
MEGAS INC
filed 2015-07-06
CIK 1474459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Yes ☒   No ☐

As of December 30, 2013, the issuer had 15,750,500 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

MEGAS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013

3

C O N T E N T S

Condensed Consolidated Balance Sheets (unaudited)	5

Condensed Consolidated Statements of Operations (unaudited)	6

Condensed Consolidated Statements of Cash Flows (unaudited)	9

Notes to the Unaudited Condensed Consolidated Financial Statements	10

Megas, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (unaudited)

	December 31	June 30,
	2013	2013

ASSETS
Current assets
Cash and cash equivalents	$2,658	$—
Total current assets	2,658	—
Fixed assets
Furniture and Equipment	11,019	10,000
Uniforms	—	—
Total Fixed assets	11,019	10,000
Intangible assets
Website	11,000	8,500
Total Intangible assets	11,000	8,500
Total assets	24,677	$18,500
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
		—
Current liabilities
Accounts Payable	$15,390	$15,390
Bank Overdrafts		54
Loan from Shareholder	584	5,034
Total current liabilities	15,974	20,478
Total liabilities	15,974	20,478
Stockholders' (Deficit) Equity
Series A Preferred stock $.001 par value, 20,000,000 shares authorized 17,000,000 and 17,000,000 shares issued and outstanding	17,000	17,000
Series B Preferred stock $.001 par value, 5,000,000 shares authorized 500,000 and 500,000, issued and outstanding	500	500
Common Stock: $.001 par value, 75,000,000 shares authorized, 15,750,500 and 11,963,000 shares issued and outstanding	15,963	11,963
Non-controlling interest	688	688
Additional paid-in capital	17,531,957	17,459,457
Subscription Receivable	—	(5,000)
Accumulated deficits	(17,557,405)	(17,486,586)
Total stockholders' (deficit) equity	8,703	(1,978)
Total liabilities and stockholders' (deficit) equity	$24,677	$18,500

See accompanying notes to the unaudited condensed consolidated financial statements

Megas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	For the Period from Inception on September 19, 2009 to December 31, 2013

Revenue	$			35	$—	$35

Expenses
Consulting		20,000		20,000		11,820,000
Professional fees		1,500		1,500		1,500
General and administrative		23,502		49,354	110	123,752
Total expenses		45,002	—	70,854	110	11,945,252

Other Income (Expense)

Additional consideration paid in excess of fair market value		—	—	—	—	(5,612,200)

Net loss		(45,002)	—	(70,819)	(110)	(17,557,417)

Net (loss) applicable to non-controlling interest		—	—	—	—	12

Net loss applicable to Megas, Inc.		$(45,002)	—	(70,819)	(110)	$(17,557,405)

Basic loss per common share		$(0.00)	—	(0.00)	(0.00)

Weighted average shares outstanding		15,963,000	11,963,000	15,177,740	11,963,000

See accompanying notes to the unaudited condensed consolidated financial statements

Megas, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	For the Period from Inception on September 19, 2009 to December 31, 2013

Cash flows from operating activities
Net loss	70,819	$(110)	$(17,557,417)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt			43,800
Forgiveness of debt			120
Stock issued for services	23,500		11,825,000
Stock issued for acquisition			5,612,200
Changes in operating assets and liabilities:
Refundable Deposits
Accounts payable	—	110	15,390
Net cash used in operating activities	(48,422)	—	(60,907)
Cash flows from investing activities
Furniture and Equipment	(1,019)	—	(11,019)
Website	(2,500)	—	(11,000)
	(3,595)	—	(22,019)
Cash flows from financing activities
Bank overdrafts	(54)
Loan from shareholder	580		584
Proceeds from sale of common stock	53,000	—	85,000
Net cash provided by financing activities	50,526	—	85,584
Net change in cash	2,658	—	2,658
Cash at beginning of period	—	—	—
Cash at end of year	2,658	$—	$2,658
Supplemental cash flow Information:
Cash paid for interest	—	—	—
Cash paid for income taxes	—	$—	$—
Non-cash activity

See accompanying notes to the unaudited condensed consolidated financial statements

MEGAS, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2013, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of December 31, 2013, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

MEGAS, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (September 19, 2009) through the period ended December 31, 2013 of ($17,556,973). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

There were 15,963,000 and 10,438,000 shares of common stock outstanding as of December 31, 2013 and 2012.

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

December 31, 2013

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

RESULTS OF OPERATIONS

The Company had revenue of $0 for the three month ended December 31, 2013 and 2012. The Company had revenue of $0 for the 6 month period ended December 31, 2013 and $35 for 2012.

The Company had expenses of $45,002 and $0 for the three month periods ended December 31, 2013 and 2012. The Company had expenses of $70,854 and $110 for the six month periods ended December 31, 2013 and 2012. The increase in expenses was mainly due to the increase.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Sept. 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of December 31, 2013.

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

As of December 31, 2013, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2013 and that material weaknesses in ICFR existed as more fully described below.

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended December 31, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: July 6, 2015

Megas, Inc.
Registrant

By: /s/ Charles Mui
Charles Mui
Chairman of the Board
Chief Executive Officer

